Form 10-Q
period 1995-06-30
CABLE CAR BEVERAGE CORP
filed 1995-08-09
CIK 81057

                              - 3 -
                            FORM 10-Q
               SECURITIES AND EXCHANGE COMMISSION
                     WASHINGTON, D.C.  20549

(Mark One)

 [ X ] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
       EXCHANGE ACT OF 1934

For the quarterly  period ended             June 30, 1995


                               OR

 [   ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
       SECURITIES EXCHANGE ACT OF 1934

For the transition  period from              to

Commission File  Number                     0-14784

                 CABLE CAR BEVERAGE CORPORATION
     (Exact name of Registrant as specified in its charter)

      DELAWARE                                   52-0880815
  (State or other                             (I.R.S. Employer
    jurisdiction                             Identification No.)
 of incorporation)

       717 17th Street, Suite 1475, Denver, CO  80202-3314
            (Address of principal executive offices)

                         (303) 298-9038
      (Registrant's telephone number, including area code)


      (Former name, former address and former fiscal year,
                 if changed since last report.)

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                 Yes [  X  ]      No  [     ]

The Registrant had 8,581,992 shares of its $.01 par value common stock outstanding as of August 3, 1995.

                                                        Form 10-Q
                                                      2nd Quarter



                              INDEX



                                                           PAGE


PART I  FINANCIAL INFORMATION
-

Item 1. CONSOLIDATED FINANCIAL STATEMENTS:

        Unaudited consolidated balance sheet
        at June 30, 1995 and at December 31,                3
        1994

        Unaudited consolidated statement of
        operations for the six-month and three-
        month periods ended June 30, 1995 and               4
        June 30, 1994

        Unaudited consolidated statement of
        cash flows for the six-month periods
        ended June 30, 1995 and June 30, 1994               5

        Notes to unaudited consolidated                     6
        financial statements


Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF
     FINANCIAL CONDITION AND RESULTS OF OPERATIONS          8



PART II OTHER INFORMATION
-

Item 6. Exhibits and Reports on Form 8-K                    11

PART I - FINANCIAL INFORMATION

Item 1.  Consolidated Financial Statements

         CABLE CAR BEVERAGE CORPORATION AND SUBSIDIARIES
              UNAUDITED CONSOLIDATED BALANCE SHEET

                                         June 30,   December 31,
                                            1995        1994
                                       ____________ ____________
ASSETS
CURRENT ASSETS:
  Cash and cash equivalents           $    558,723 $   580,658
  Short-term investments                         0     151,876
  Accounts receivable, net               1,523,508     657,824
  Inventories                            1,609,144     598,937
  Prepaid expenses and other current        44,453      32,374
   assets
                                      _____________ ___________
Total Current Assets                     3,735,828   2,021,669

PROPERTY AND EQUIPMENT, NET                 80,265      46,155

OTHER ASSETS:
  Intangibles, net                         610,973     630,253
  Investment in AMCON Distributing Co.   1,746,934   1,746,934
  Other assets                              28,821       3,821
                                      _____________ ___________

                                      $  6,202,821 $ 4,448,832
                                      _____________ ___________
                                      _____________ ___________

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
  Accounts payable and accrued
liabilities                             $  809,079  $  103,484
  Other current liabilities                639,614     385,814
  Current portion of long-term debt          8,545       8,786
                                       ____________ ___________

Total Current Liabilities                1,457,238     498,084
                                       ____________ ___________

LONG-TERM DEBT                               1,571       5,970
                                       ____________ ___________

STOCKHOLDERS' EQUITY:
  Common stock, $.01 par value;
25,000,000 shares                           86,584      81,546
    authorized; 8,658,349 shares
issued
  Additional paid-in capital             9,502,876   9,133,466
  Accumulated deficit                   (4,816,813) (5,241,599)
  Less - 76,357 common shares in           (28,635)   (28,635)
treasury                               ____________ ___________


                                         4,744,012   3,944,778
                                       ____________ ___________

                                      $  6,202,821 $ 4,448,832
                                       ____________ ___________
                                       ____________ ___________

    SEE NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

         CABLE CAR BEVERAGE CORPORATION AND SUBSIDIARIES
         UNAUDITED CONSOLIDATED STATEMENT OF OPERATIONS

                            THREE-MONTHS           SIX-MONTHS
                            ENDED JUNE 30,        ENDED JUNE 30,
                           1995       1994       1995       1994
                       __________  __________  __________  __________
REVENUE:
Sales                 $ 3,453,111 $ 2,521,483 $ 5,342,474 $ 3,766,590
Other income                5,874       4,863      10,183       7,574
                       __________  __________  __________  __________
                        3,458,985   2,526,346   5,352,657   3,774,164
                       __________  __________  ___________ __________

COST AND EXPENSES:
Cost of goods sold      2,496,017   1,815,950   3,877,330   2,727,954
General and               221,135     176,090     362,662     310,749
administrative
Selling and               336,239     260,366     568,526     404,524
distribution
Depreciation and
amortization               15,028      14,265      30,261      28,336
Interest (income)         (6,747)         594    (16,618)       1,265
expense                __________  __________  __________  __________
                        3,061,672   2,267,265   4,822,161   3,472,828
                       __________  __________  __________  __________

Income Before Income      397,313     259,081     530,496     301,336
Taxes

Provision for Income       75,312           0     105,712           0
Taxes                  __________  __________   __________  __________


NET INCOME            $   322,001 $   259,081 $   424,784 $   301,336
                       __________  __________   __________  __________
                       __________  __________   __________  __________
EARNINGS PER COMMON
SHARE:

Net Income            $       .04 $       .03 $       .05 $       .04
                       __________  __________   __________  __________
                       __________  __________   __________  __________
WEIGHTED AVERAGE
COMMON SHARES AND       9,035,091   8,017,283    8,933,434   7,938,277
EQUIVALENTS            __________  __________   __________  __________
                       __________  __________   __________  __________




    SEE NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

         CABLE CAR BEVERAGE CORPORATION AND SUBSIDIARIES
         UNAUDITED CONSOLIDATED STATEMENT OF CASH FLOWS

                                             SIX-MONTHS ENDED
                                                 JUNE 30,
                                             1995        1994
                                          _________    _________
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income                               $   424,784  $  301,336
Adjustment to reconcile net income to
net cash from
   operating activities:
Depreciation and amortization                 30,261      28,336
Provision for loss on accounts                13,500      20,000
receivable
(Increase) decrease in assets and
increase (decrease) in liabilities:
Accounts receivable                        (879,184)    (797,818)
Inventories                              (1,010,207)    (357,744)
Prepaid expenses and other current          (12,079)     (17,399)
assets
Other assets                                (25,000)       9,478
Accounts payable and accrued liabilities     705,594     701,398
Other current liabilities                    253,803       34,683

NET CASH FROM OPERATING ACTIVITIES         (498,528)     (77,730)
                                          ___________  __________

CASH FLOWS FROM INVESTING ACTIVITIES:
Short-term investments                       151,876
Property and equipment                      (45,091)     (10,730)
Acquisition of licensing fee                             (12,500)
                                          ___________  __________
NET CASH FROM INVESTING ACTIVITIES           106,785     (23,230)
                                          ___________  __________
CASH FLOWS FROM FINANCING ACTIVITIES:
Principle payments on debt                   (4,640)
Proceeds from issuance of stock              374,448     158,913
Principle payments on debt                              (124,092)
                                          ___________  __________
NET CASH FROM FINANCING ACTIVITIES           369,808      34,821
                                          ___________  __________
NET DECREASE IN CASH AND CASH
  EQUIVALENTS                               (21,935)     (66,139)

CASH AND CASH EQUIVALENTS AT BEGINNING
OF PERIIOD                                   580,658     373,183
                                         ___________  __________

CASH AND CASH EQUIVALENTS AT END OF
PERIOD                                   $   558,723  $   307,044
                                          ___________  __________
                                          ___________  __________


      SEE NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

         CABLE CAR BEVERAGE CORPORATION AND SUBSIDIARIES
      NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Note 1 - Financial Statements Presented:

The consolidated interim financial statements of Cable Car Beverage Corporation (the "Company") at June 30, 1995 and for the six-month period ended June 30, 1995 and June 30, 1994 are unaudited. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the consolidated financial position, results of operations and cash flows for all periods presented have been made.

The Company's consolidated financial statements at and for the six-months ended June 30, 1995 include the accounts of its wholly-owned subsidiaries, Old San Francisco Seltzer, Inc. and Fountain
Classics, Inc.

Certain information and substantially all footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been omitted. It is suggested that these financial statements be read in conjunction with the financial statements and notes thereto included in the Companys consolidated financial statements, filed in Form 10-K for December 31, 1994. The results of operations for the period ended June 30, 1995 are not necessarily indicative of the operating results for the full year.

Certain  reclassifications have been reflected in the prior  year
financial   statements   to   conform   to   the   current   year
presentations.

Note 2 - Income Per Common Share:

Income per common share was computed under the treasury stock method using the weighted average number of common shares and dilutive common stock equivalent shares outstanding during the period.

Note 3 - Inventories:

Inventories consisted of:

                      June 30,     December 31,
                       1995          1994
                    ___________    ___________
Finished Goods     $   814,547   $  398,470

Raw Materials          794,597      200,467
                    ___________    ___________

                     1,609,144      598,937
                   $___________  $ ___________
                    ___________    ___________


Note 4 - Income Taxes:

As of June 30, 1995, the Company had a net deferred income tax asset of approximately $932,000, consisting primarily of approximately $862,000 in net operating loss carryforwards and other deferred accruals. The net operating loss carryforwards are subject to certain annual utilization limits. The net deferred income tax asset was offset by a valuation allowance for the entire amount under the applicable accounting literature provisions that, based on the weight of available evidence, it is more likely than not that some portion or all of the net operating loss carryforwards will not be realized before they
expire.   This position is deemed appropriate given the Companys
lack of historical earnings and the fact that the Company has operated as a proprietary brands business for only a short time. The valuation allowance associated with the Companys deferred income tax asset decreased from December 31, 1994 as a result of the utilization of net operating loss carryforwards to offset current taxable income for the period ended June 30, 1995.

Note 5 - Events Subsequent to June 30, 1995

As of June 30, 1995, the Company owned 306,143 shares of AMCON Distributing Company (AMCON) common stock. On July 31, 1995, the Company distributed, as a dividend to its shareholders, approximately 260,000 of these shares of AMCON common stock.

Item  2.   Management's  Discussion  and  Analysis  of  Financial
Condition And Results of Operations

Current Developments

The Company continued to experience growth of its line of Stewart's brand soft drinks during the June 1995 quarter. Also, in May 1995, the Company introduced a new flavor to its Stewart's line, Stewart's Country Orange N' Cream. The Company also began selling its new beverage brand, ASPEN EXTREME, during May 1995. ASPEN EXTREME is a non-carbonated, fruit-flavored beverage. In addition, the Company started selling ASPEN Mountain Spring Water, a non-carbonated spring water in May 1995.

During June 1995, one of the Company's contract bottlers experienced production problems which management believes will result in the return of merchandise in the amount of approximately $50,000 and the Company has reduced sales and established a reserve for return merchandise in that amount as of June 30, 1995. Although the Company anticipates that its contract bottler will absorb most of the costs incurred by the Company related to said bottlers production problems, the Company has nevertheless set up an additional contingency reserve against inventory at June 30, 1995 in the amount of $30,000.

As of June 30, 1995, the Company owned 306,143 shares of AMCON Distributing Company (AMCON) common stock. On July 31, 1995, the Company distributed, as a dividend to its shareholders, approximately 260,000 of these shares of AMCON common stock.

Liquidity and Capital Resources

The Company's current ratio at June 30, 1995 was 2.56 as compared to 4.06 at December 31, 1994. Working capital at June 30, 1995 was $2,278,590 as compared to $1,523,585 at December 31, 1994.
For the six-months ended June 30, 1995, cash decreased by $21,935. The principal sources were the investing and financing activities, but such sources were more than offset by cash used in operations. A majority of the cash used in operations related to increases in accounts receivable and inventories offset by increases in accounts payable and accrued liabilities of
$705,594. Financing activities generated cash of $369,808, primarily from the net proceeds of stock issuances from exercised options and warrants. Investing activities provided a net of $106,785 from short-term investments less costs associated with package designs.

The Company intends to utilize cash from operations to meet its ongoing obligations. The Company has also established a bank line of credit in the amount of $500,000 which it may utilize from time to time to meet seasonal cash needs. Management does not expect liquidity problems during 1995 assuming the Company can maintain or exceed its current sales volume and expenses as a percentage of sales remain relatively constant.

As of June 30, 1995, the Company had a net deferred income tax asset of approximately $932,000, consisting primarily of approximately $862,000 in net operating loss carryforwards and other deferred reserves. This net deferred income tax asset was offset by a valuation allowance for the entire amount under the applicable accounting literature provisions that, based on the weight of available evidence, it is more likely than not that some portion or all of the net operating loss carryforwards will not be realized before they expire. This position is deemed appropriate given the Company's lack of historical earnings and the fact that the Company has operated as a proprietary brands business for only a short time. The valuation allowance associated with the Company's deferred income tax asset decreased from December 31, 1994 as a result of the utilization of net operating loss carryforwards to offset current taxable income for the period ended June 30, 1995.


Results of Operations

Comparison of the six-month periods ended June 30, 1995 and  June
30, 1994

The  Company had net income of $424,784 for the six-months  ended
June 30, 1995 versus net income of $301,336 for the six-months ended June 30, 1994.

Revenue from the sale of products increased to $5,336,322 in 1995
from $3,761,788 in 1994.   This increase of $1,597,534 or 42% was
due primarily to increased Stewart's case sales.

Cost  of goods sold increased $1,149,376 in the six-months  ended
June 30, 1995 versus 1994, and increased slightly as a percentage of sales from 72.5% to 72.7%. The percentage increase was due primarily to increased glass costs.

Selling expense increased $164,002 from 1994 to 1995, but decreased slightly as a percentage of sales from 10.8% to 10.7%. The dollar increase was due primarily to the following factors:
(1) salary and relating selling expenses associated with expanding distribution and (2) expenses incurred in 1995 for designing packaging and introducing the Company's new proprietary products.

General and administrative expense increased $51,913 from 1994 to 1995, but decreased as a percentage of sales from 8.3% to 6..8%. The percentage decrease in general and administrative expenses was primarily attributable to a 43% increase in sales while administrative expense increased only 17%. The dollar increase was due primarily to the following factors: (1) salary and related expenses and (2) administrative expenses incurred in the development of the Company's new proprietary products.


Comparison of the three-month periods ended June 30, 1995 and June 30, 1994

The Company had net income of $322,001 for the three-months ended
June 30, 1995 versus net income of $259,081 for the three-months ended June 30, 1994.

Revenue from the sale of products increased to $3,446,959 in 1995
from  $2,516,681 in 1994.   This increase of $930,278 or 37%  was
due primarily to increased Stewart's case sales.

Cost of goods sold increased $680,067 in the second quarter of 1995 versus 1994, and increased slightly as a percentage of sales from 72.2% to 72.4%. The percentage increase was due primarily to increased glass costs.

Selling expense increased $75,873 from 1994 to 1995, but decreased slightly as a percentage of sales from 10.3% to 9.7%. The dollar increase was due primarily to the following factors:
(1) salary and related selling expenses associated with expanding distribution and (2) expenses incurred in 1995 for designing packaging and introducing the Company's new proprietary products.

General and administrative expense increased $45,045 from 1994 to 1995, but decreased as a percentage of sales from 7.0% to 6.4%. The percentage decrease in general and administrative expenses was primarily attributable to a 37% increase in sales while administrative expense increased only 26%. The dollar increase was due primarily to the following factors: (1) salary and related expenses and (2) administrative expenses incurred in the development of the Company's new proprietary products.

PART II - OTHER INFORMATION

Item 6.  Exhibits and Reports on Form 8-K

(a) No reports on Form 8-K were filed by the Company during the quarter ended June 30, 1995.

                           SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, hereunto duly authorized.

(REGISTRANT)             CABLE CAR BEVERAGE CORPORATION
BY (SIIGNATURE)           /s/ Dennis J. Johanningmeier
(DATE)                    August 7, 1995
(NAME AND TITLE)          Dennis J. Johanningmeier, Chief financial officer