Form 10-Q/A
period 1995-06-30
CABLE CAR BEVERAGE CORP
filed 1995-10-11
CIK 81057

[ARTICLE] 5
[LEGEND]
This schedule contains summary information extracted from the consolidated balance sheetsand consolidated statements of operations found on pages 3 and 5 of the company's form 10-Q for the quater to date, and is qualified in its entirety by reference to such financial statements.
[/LEGEND]
[NAME] CABLE CAR BEVERAGE CORPORATION
[MULTIPLIER] 1,000

[PERIOD-TYPE]                   6-MOS
[FISCAL-YEAR-END]                          DEC-31-1995
[PERIOD-END]                               JUN-30-1995
[CASH]                                             559
[SECURITIES]                                         0
[RECEIVABLES]                                    1,597
[ALLOWANCES]                                        73
[INVENTORY]                                      1,609
[CURRENT-ASSETS]                                 3,736
[PP&E]                                             163
[DEPRECIATION]                                      83
[TOTAL-ASSETS]                                   6,203
[CURRENT-LIABILITIES]                            1,457
[BONDS]                                              0
[COMMON]                                            87
[PREFERRED-MANDATORY]                                0
[PREFERRED]                                          0
[OTHER-SE]                                       4,657
[TOTAL-LIABILITY-AND-EQUITY]                     6,203
[SALES]                                          5,342
[TOTAL-REVENUES]                                 5,353
[CGS]                                            3,877
[TOTAL-COSTS]                                    3,877
[OTHER-EXPENSES]                                   945
[LOSS-PROVISION]                                     0
[INTEREST-EXPENSE]                                   0
[INCOME-PRETAX]                                    531
[INCOME-TAX]                                       106
[INCOME-CONTINUING]                                514
[DISCONTINUED]                                       0
[EXTRAORDINARY]                                      0
[CHANGES]                                            0
[NET-INCOME]                                       425
[EPS-PRIMARY]                                      .05
[EPS-DILUTED]                                      .05