Form 10-Q/A
period 1995-06-30
CABLE CAR BEVERAGE CORP
filed 1995-10-26
CIK 81057

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

PART III - FINANCIAL DATA SCHEDULE

                           SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, hereunto duly authorized.

(REGISTRANT)             CABLE CAR BEVERAGE CORPORATION
BY (SIIGNATURE)           /s/ Dennis J. Johanningmeier
(DATE)                    October 22, 1995
(NAME AND TITLE)          Dennis J. Johanningmeier, Chief financial officer