Form 10-Q
period 1995-09-30
CABLE CAR BEVERAGE CORP
filed 1995-11-14
CIK 81057

- 14 -
                            FORM 10-Q
               SECURITIES AND EXCHANGE COMMISSION
                     WASHINGTON, D.C.  20549

(Mark One)

     QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
     EXCHANGE ACT OF 1934

For the quarterly                 September 30, 1995
period ended

                               OR

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

                 Yes    X          No

The Registrant had 8,581,992 shares of its $.01 par value common stock outstanding as of November 10, 1995.

                                                        Form 10-Q
                                                      3rd Quarter


                              INDEX



                                                           PAGE


PART I  FINANCIAL INFORMATION
-

Item 1. Consolidated Financial Statements:

        Unaudited consolidated balance sheet
        at September 30, 1995 and consolidated
        balance sheet at December 31, 1994                  3

        Unaudited consolidated statement of
        operations for the nine-month periods
        ended September 30, 1995 and September              4
        30, 1994

        Unaudited consolidated statement of
        cash flows for the nine-month periods
        ended September 30, 1995 and September              5
        30, 1994

        Unaudited consolidated statement of
        changes in stockholders' equity                     6

        Notes to unaudited consolidated                     7
        financial statements


Item 2. Management's Discussion and Analysis
        of                                                  9
          Financial Condition and Results of
        Operations



PART II OTHER INFORMATION                                   13

PART III FINANTIAL DATA SCHEDULE                            15

PART I - FINANCIAL INFORMATION

Item 1.  Consolidated Financial Statements

         CABLE CAR BEVERAGE CORPORATION AND SUBSIDIARIES
                   CONSOLIDATED BALANCE SHEET

                          Unaudited

                                       September   December
                                          30,        31,
                                         1995       1994
ASSETS

CURRENT ASSETS:
  Cash and cash equivalents
                                      $  571,589 $   580,658
  Short-term investments                  93,774     151,876
  Accounts receivable, net             1,291,638     657,824
  Inventories                          1,790,629     598,937
  Prepaid expenses and other current      39,039      32,374
assets
  Deferred income tax assets             323,586           0

Total Current Assets                   4,110,255   2,021,669

PROPERTY AND EQUIPMENT, NET              125,750      46,155

OTHER ASSETS:
  Intangibles, net                       601,332     630,253
  Investment in AMCON Distributing Co.    99,185   1,746,934
  Other assets                             3,821       3,821
  Deferred income tax assets             612,854           0


                                      $5,553,198  $4,448,832

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
  Accounts payable and accrued
liabilities                           $  456,212   $  103,485
  Other current liabilities              788,552      385,813
  Current portion of long-term debt        7,692        8,786

Total Current Liabilities              1,252,456      498,084

LONG-TERM DEBT                               374        5,970

STOCKHOLDERS' EQUITY:
  Common stock, $.01 par value;
25,000,000 shares                         86,584       81,547
    authorized; 8,658,349 shares
issued
  Additional paid-in capital          $9,502,876    9,133,464
  Accumulated deficit                 (5,260,457)  (5,241,598)
  Less - 76,357 common shares in         (28,635)   (28,635)
treasury

                                       4,213,784    3,863,232


                                      $5,553,198   $4,448,832


    SEE NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

         CABLE CAR BEVERAGE CORPORATION AND SUBSIDIARIES
         UNAUDITED CONSOLIDATED STATEMENT OF OPERATIONS

                              THREE-MONTHS           NINE-MONTHS
                            ENDED SEPTEMBER 30,   ENDED SEPTEMBER 30,
                              1995       1994       1995       1994
REVENUE:
Sales
                          $ 4,286,294  $ 2,759,084 $ 9,628,768 $ 6,525,675

COST AND EXPENSES:
Cost of goods sold          3,226,095    1,961,118   7,103,425   4,689,072
General and administrative    228,399      193,126     591,061     503,876
Selling and distribution      478,347      234,684   1,046,873     639,207
Depreciation and               17,119       14,448      47,380      42,784
amortization

                          $ 3,949,960  $ 2,403,376 $ 8,788,739 $ 5,874,939

INCOME FROM OPERATIONS:       336,334      355,708     840,029     650,735

OTHER INCOME AND
(EXPENSES):
  Interest and other non-
operating                       9,946        4,056      37,438      11,630
    income
  Interest expense              (259)         (534)       (950)     (1,799)
  Loss on AMCON stock       (848,342)          0      (848,342)          0

INCOME BEFORE INCOME TAXES  (502,321)      359,230      28,175     660,566

PROVISION (BENEFIT) FOR
INCOME TAXES                (858,083)       12,000    (752,371)     12,000

NET INCOME
                           $ 355,763   $   347,230 $   780,547 $   648,566

EARNINGS PER COMMON SHARE
& COMMON EQUIVALENT SHARE:

NET INCOME
                           $     .04   $       .04 $       .09 $       .08

WEIGHTED AVERAGE COMMON &
COMMON EQUIVALENT SHARES:  9,059,421     8,006,799   8,928,463   7,908,251


    SEE NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

         CABLE CAR BEVERAGE CORPORATION AND SUBSIDIARIES
         UNAUDITED CONSOLIDATED STATEMENT OF CASH FLOWS

                                            NINE-MONTHS ENDED
                                               SEPTEMBER 30,
                                             1995        1994
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income
                                         $   780,547  $   648,566
Adjustment to reconcile net income to
net cash from
  operating activities:
Loss on investment in AMCON                  848,342            0
Depreciation and amortization                 47,380       42,784
Provision for loss on accounts                 8,370       30,000
receivable
Changes in assets and liabilities:
Accounts receivable                         (642,184)    (477,188)
Inventories                               (1,191,692)    (443,649)
Prepaid expenses and other current            (6,665)     (20,015)
assets
Other assets                                       0        9,478
Deferred income tax assets                  (936,440)           0
Accounts payable and accrued liabilities     352,727      280,372
Other current liabilities                    402,739      103,203

NET CASH FROM OPERATING ACTIVITIES          (336,876)     173,551

CASH FLOWS FROM INVESTING ACTIVITIES:
Short-term investments                        58,102            0
Property and equipment                       (98,054)     (18,609)
Acquisition of licensing fee                       0      (12,500)

NET CASH FROM INVESTING ACTIVITIES          (39,952)      (31,109)

CASH FLOWS FROM FINANCING ACTIVITIES:
Principle payments on debt                   (6,690)       (1,543)
Proceeds from issuance of stock              374,449       40,202

NET CASH FROM FINANCING ACTIVITIES           367,759       38,659

NET INCREASE (DECREASE) IN CASH AND CASH
  EQUIVALENTS                                (9,069)      181,101

CASH AND CASH EQUIVALENTS AT BEGINNING
OF                                           580,658      373,183
  PERIOD

CASH AND CASH EQUIVALENTS AT END OF
PERIOD                                   $   571,589  $   554,284

SUPPLEMENTAL DISCLOSURE OF NON-CASH
  FINANCING AND INVESTING ACTIVITIES
    Dividend of AMCON stock
                                         $   799,407  $         0


    SEE NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

                CABLE CAR BEVERAGE CORPORATION AND SUBSIDIARIES
           CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY

                     COMMON STOCK      ADDITION   ACCUMU-     TREASURY STOCK
                                           AL
                    NUMBER              PAID-IN    LATED      NUMBER
                   OF SHARES  AMOUNT    CAPITAL   DEFICIT    OF SHARES  AMOUNT

Balance December
      31, 1994    8,154,618 $ 81,547 $ 9,133,464 $(5,241,598) 76,357 $(28,635)


Issuance  for
exercise of
     warrants       503,731    5,037     369,412

Dividend of
  AMCON stock                                       (799,407)

Net income                                           780,547

Balance September
30, 1995          8,658,349 $ 86,584 $ 9,502,876 $(5,241,598) 76,357 $(28,635)





    SEE NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

	         CABLE CAR BEVERAGE CORPORATION AND SUBSIDIARIES
      NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Note 1 - Financial Statements Presented:

The consolidated interim data of Cable Car Beverage Corporation (the "Company") at September 30, 1995 and for the three and nine-month periods ended September 30, 1995 and September 30, 1994 respectively, is unaudited. In the opinion of management, the interim data includes all adjustments (which include only normal recurring adjustments) necessary for a fair statement of the results for the interim periods.

The Company's consolidated financial statements at and for the nine-months ended September 30, 1995 include the accounts of its wholly-owned subsidiaries, Old San Francisco Seltzer, Inc. and
Fountain Classics, Inc.

Certain information and substantially all footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been omitted. It is suggested that these financial statements be read in conjunction with the financial statements and notes thereto included in the Company's consolidated financial statements, filed in Form 10-K for December 31, 1994. The results of operations for the period ended September 30, 1995 are not necessarily indicative of the operating results for the full year.

Certain reclassifications have been reflected in the prior year financial statements to conform to the current year presentations.

Note 2 - Net Income Per Common and Common Equivalent Share:

Net income per common and common equivalent share was computed under the treasury stock method using the weighted average number of common shares and dilutive common stock equivalent shares outstanding during the period.

Note 3 - Inventories:

Inventories consist of:


                    September    December
                       30,          31,
                      1995         1994

Finished Goods   $     984,797  $   398,470

Raw Materials          805,832      200,467

                 $   1,790,629  $   598,937


Note 4 - Income Taxes:

As of September 30, 1995, the Company had deferred income tax assets of $936,440, consisting primarily of $741,737 in net operating loss carryforwards and $194,703 of other future deductible temporary differences. The net operating loss carryforwards are subject to certain annual utilization limits. Previously, the Company had recorded a valuation allowance equal to the deferred income tax assets due to management's uncertainty about the likelihood that the Company would fully utilize these benefits. However, it was determined by the Company at September 30, 1995 that, based upon the Company's recent and expected future operating results, it is now more likely than not that the Company will realize all of its future income tax benefits. Based on this determination, the Company has eliminated the valuation allowance against the deferred income tax assets which resulted in an income tax benefit of $936,440 for the quarter ended September 30, 1995.

Note 5 - Loss on Investment in AMCON/ Dividend of AMCON Common
Stock:

During the September 1995 quarter, the Company wrote-down its investment in AMCON Distributing Company, Inc. ("AMCON") to the market price of AMCON common stock as reported by NASDAQ on August 4, 1995, the date upon which the stock was initially included on NASDAQ, which resulted in a charge of $848,342. On July 31, 1995, the Company distributed 266,469 shares of AMCON common stock as a dividend to the Company's shareholders of record as of July 5, 1995. This distribution of 266,469 shares of AMCON represented 87% of the Company's holdings in AMCON. At September 30, 1995, the Company continued to hold 39,674 shares of AMCON common stock.

Item  2.   Management's  Discussion  and  Analysis  of  Financial
Condition And Results of Operations

Current Developments

Operations. The Company continued to experience growth of its line of Stewart's premium soft drinks during the quarter ended September 30, 1995. The Company is presently selling Stewart's in various cities throughout the United States and Canada. During the September quarter, the Company also continued to test market its two new product lines, ASPEN Extreme and Fountain Classics Seltzer. ASPEN Extreme is a sport drink and Fountain Classics Seltzer is a non-sweetened seltzer water.

Loss on Investment in AMCON/ Dividend of AMCON Common Stock. During the September 1995 quarter, the Company wrote-down its investment in AMCON Distributing Company, Inc. ("AMCON") to the market price of AMCON common stock as reported by NASDAQ on August 4, 1995, the date upon which the stock was initially included on NASDAQ, which resulted in a charge of $848,342. On July 31, 1995, the Company distributed 266,469 shares of AMCON common stock as a dividend to the Company's shareholders of record as of July 5, 1995. This distribution of 266,469 shares of AMCON represented 87% of the Company's holdings in AMCON. At September 30, 1995, the Company continued to hold 39,674 shares of AMCON common stock.

Deferred tax benefit. As of September 30, 1995, the Company had a deferred income tax assets of $936,440, consisting primarily of
$741,737 in net operating loss carryforwards and $194,703 of other future deductible temporary differences. The net operating loss carryforwards are subject to certain annual utilization limits. Previously, the Company had recorded a valuation allowance equal to the deferred income tax assets due to management's uncertainty about the likelihood that the Company would fully utilize these benefits. However, it was determined by the Company at September 30, 1995 that, based upon the Company's recent and expected future operating results, it is now more likely than not that the Company will realize all of its future income tax benefits. Based on this determination, the Company has eliminated the valuation allowance against the deferred income tax assets which resulted in an income tax benefit of $936,440 for the quarter ended September 30, 1995.

Liquidity and Capital Resources

The Company's current ratio at September 30, 1995 was 3.28 as compared to 4.06 at December 31, 1994. Working capital at September 30, 1995 was $2,857,799 as compared to $1,523,585 at
December 31, 1994. For the nine-months ended September 30, 1995, cash decreased by $9,069. The principal source was from financing activities, but such sources were more than offset by cash used in operations. A majority of the cash used in operations related to increases in accounts receivable and inventories offset by increases in accounts payable and accrued liabilities of
$352,729. Financing activities generated cash of $367,758, primarily from the net proceeds of stock issuances from exercised options and warrants. Investing activities used a net of $39,952 primarily for the purchase of production equipment and was partially offset by the maturing of short-term investments in certificates of deposit.

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


Results of Operations

Comparison of the nine-month periods ended September 30, 1995 and September 30, 1994

The following table reflects certain unaudited financial information for the Company for the nine-months ended September
30, 1995 and September 30, 1994:

                               1995         1994
Sales                     $  9,628,768  $ 6,525,675
Cost of Goods Sold           7,103,425    4,689,072
Selling, General &
Administrative               1,685,314    1,185,867
Income From Operations         840,029      650,735
Other Income (Loss)           (811,854)       9,831
Income Before Income
            Taxes               28,175      660,566
Provision (Benefit)
for Income Taxes              (752,371)      12,000
Net Income                $    780,547  $   648,566


As reflected in the above table, the Company had net income of $780,547 for the nine-months ended September 30, 1995 compared with net income of $648,566 for the nine-months ended September 30, 1994. This 20% increase in net income resulted from an increase in operating income, a non-operating loss relating to a write-down of an investment, and recording of a deferred income tax benefit primarily relating to the Company's net operating loss carryforwards.

The Company's operating income increased to $840,029 for the nine-months ended September 30, 1995 versus $650,735 for the nine-months ended September 30, 1994. This 29% increase in operating income was primarily due to increased revenue in 1995.

Net income was also affected by certain non-operating items. Other income (loss) for the nine-months ended September 30, 1995 resulted in a loss of $811,854 compared with a gain of $9,831 for the nine-months ended September 30, 1994. This decrease is attributable to the recording of a write-down during the September 1995 quarter of its investment in AMCON (See "Current Developments", above).

Net income also reflects certain changes to the Company's provision for income taxes at September 30, 1995. The Company's provision for income taxes for the nine-months ended September 30, 1995 includes an income tax benefit related to the elimination of the valuation allowance of $936,440 whereas the provision for income taxes for the nine-months ended September 30, 1994 did not include such a benefit. The deferred income tax benefit recorded at September 30, 1995 was due to the Company's determination that it is more likely than not that all the Company's future income tax benefits will be realized (see "Current Developments", above). Prior to the inclusion of the loss on the AMCON investment and the benefit related to the elimination of the valuation allowance, the Company's income tax provision reflects a tax rate of 21% for the nine-months ended September 30, 1995 versus 2% for the nine-months ended September 30, 1994. This increase was attributable to a reduction in net operating loss carryforwards available to offset the Company's income tax liability this year as compared to last year.

Revenue from the sale of products increased to $9,628,768 in 1995
from $6,525,675 in 1994.   This increase of $3,103,093 or 48% was
due primarily to increased Stewart's case sales.

Cost of goods sold increased $2,414,353 in the nine-months ended September 30, 1995 versus 1994, and increased as a percentage of sales from 71.9% to 73.8%. The percentage increase was due primarily to increased glass costs, increased production costs, and increased warehousing costs.

Selling expense increased $407,666 from 1994 to 1995, and increased slightly as a percentage of sales from 9.8% to 10.9%. The increase was due primarily to the following factors: (1) salary and related selling expenses associated with expanding distribution and (2) expenses incurred in 1995 for designing, packaging and introducing the Company's new products.

General and administrative expense increased $87,185 from 1994 to 1995, but decreased as a percentage of sales from 7.7% to 6.1%. The percentage decrease in general and administrative expenses was primarily attributable to a 48% increase in sales while administrative expense increased only 17%. The dollar increase was due primarily to the following factors: (1) salary and related expenses and (2) administrative expenses incurred in the development of the Company's new proprietary products.

Comparison  of the three-month periods ended September  30,  1995 and September 30, 1994

The   following   table  reflects  certain  unaudited   financial
information for the Company for the three-months ended  September
30, 1995 and September 30, 1994:

                                   1995         1994
Sales                      $    4,286,294 $  2,759,084
Cost of Goods Sold              3,226,095    1,961,118
Selling, General &
Administrative                    723,865      442,258
Income From Operations            336,334      355,708
Other Income (Loss)              (838,655)       3,522
Income (Loss) Before
Income Taxes                     (502,321)     359,230
Provision (Benefit) for
Income Taxes                     (858,083)      12,000
Net Income                 $      355,763 $    347,230


As reflected in the above table, the Company had net income of $355,763 for the three-months ended September 30, 1995 compared with net income of $347,230 for the three-months ended September 30, 1994. This 2.5% increase in net income resulted from a decrease in operating income, a non-operating loss relating to a one-time write-down of an investment, and a tax benefit relating to the Company's future income tax benefits.

The Company's operating income decreased slightly to $336,334 for the three-months ended September 30, 1995 versus $355,708 for the three-months ended September 30, 1994. This 5% decrease in operating income was primarily due to higher costs of goods and higher selling expenses in the September 1995 quarter versus the September 1994 quarter.

Net income was also affected by certain non-operating items. Other income (loss) for the three-months ended September 30, 1995 resulted in a loss of $838,655 compared with a gain of $3,522 for the three-months ended September 30, 1994. This decrease is attributable to the recording of a write-down during the September 1995 quarter of its investment in AMCON (see "Current Developments", above).

Net income also reflects certain changes to the Company's provision for income taxes at September 30, 1995. The Company's provision for income taxes for the three-months ended September 30, 1995 includes an income tax benefit of $936,440 whereas the provision for income taxes for the three-months ended September 30, 1994 did not include such a benefit. The deferred income tax benefit recorded at September 30, 1995 was due to the Company's determination that it is more likely than not that all the Company's future income tax benefits (see "Current Developments", above). Prior to the inclusion of the loss on the AMCON investment and the deferred income tax benefits related to the elimination of the valuation allowance, the Company's income tax provision reflects a tax rate of 23% for the three-months ended September 30, 1995 versus 3% for the three-months ended September 30, 1994. This increase was attributable to a reduction in net operating loss carryforwards available to offset the Company's income tax liability this year as compared to last year.

Revenue from the sale of products increased to $4,286,294 in 1995
from $2,759,084 in 1994.   This increase of $1,527,210 or 55% was
due primarily to increased Stewart's case sales.

Cost  of goods sold increased $1,264,977 in the third quarter  of
1995 versus 1994, and increased as a percentage of sales from 71%
to  75%.   The percentage increase was due primarily to increased
glass costs, production costs, and warehousing costs.

Selling  expense  increased  $243,663  from  1994  to  1995,  and increased as a percentage of sales from 8.5% to 11.2%. The increase was due primarily to the following factors: (1) salary and related selling expenses associated with expanding distribution and (2) expenses incurred in 1995 for designing, packaging and introducing the Company's new proprietary products.

General and administrative expense increased $35,273 from 1994 to 1995, but decreased as a percentage of sales from 7.0% to 5.3%. The percentage decrease in general and administrative expenses was primarily attributable to a 55% increase in sales while administrative expense increased only 18%. The dollar increase was due primarily to the following factors: (1) salary and related expenses and (2) administrative expenses incurred in the development of the Company's new proprietary products.


PART II - OTHER INFORMATION

None.

                           SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, hereunto duly authorized.

                             CABLE CAR BEVERAGE CORPORATION
                                        (registrant)



Date:  November 13, 1995     By  /s/ Samuel M. Simpson
                             :
                                 Samuel M. Simpson
                                 President



                                 /s/Myron D. Stadler
                                 Myron D. Stadler
                                 Chief Accounting Officer