Form 10-K
period 1995-12-31
CABLE CAR BEVERAGE CORP
filed 1996-04-01
CIK 81057

                 SECURITIES AND EXCHANGE COMMISSION
                     WASHINGTON, D.C.  20549
                           FORM 10-K

                         ANNUAL REPORT
               PURSUANT TO SECTION 13 OR 15 (d) OF
               THE SECURITIES EXCHANGE ACT OF 1934

(Mark One)

[ X ] Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
         For the fiscal year ended December 31, 1995

[   ]   Transition report pursuant to Section 13 or 15(d) of the Securities
        Exchange Act of 1934
        For the transition period from            to

Commission file number         0-14784

                       Cable Car Beverage Corporation
         -----------------------------------------------------
         Exact name of Registrant as specified in its charter)

           DELAWARE                               52-0880815
    --------------------------------          -------------------
    (State or other jurisdiction              (I.R.S. Employer
    of incorporation or organization          Identification No.)

717 17th Street, Suite 1475, Denver, Colorado             80202
- - ---------------------------------------------          ----------
(Address of principal executive offices)               (Zip Code)

Registrant's telephone number, including area code: (303) 298-9038 Securities registered pursuant to Section 12(b) of the Act:

                                            Name of each exchange on
               Title of each class          which registered

                   None                              None
                 -------                           --------
Securities registered pursuant to Section 12(g) of the Act:
Common Stock, $.01 Par Value
- - -----------------------------------------------------------------------
                       (Title of class)

     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to
such filing requirements for the past 90 days.        Yes   X      No
                                                      --------     -------
     The aggregate market value of equity securities held by non-affiliates of the Registrant on March 27, 1996 was approximately $11,230,210.

     As of March 27, 1996 there were 8,658,349 shares of common stock outstanding.

           CABLE CAR BEVERAGE CORPORATION AND SUBSIDIARIES
           -----------------------------------------------
                  1995 FORM 10-K ANNUAL REPORT
                  ----------------------------
                      Table of Contents
                      -----------------
                                                                    Page
                               PART I

Item 1.        Business............................................. 3

Item 2.        Properties........................................... 6

Item 3.        Legal Proceedings.................................... 6

Item 4.        Submission of Matters to a Vote of Security Holders.. 6


                              PART II

Item 5.        Market for the Registrant's Common Stock and
               Related Stockholder Matters......................... 7

Item 6.        Selected Financial Data............................. 7

Item 7.        Management's Discussion and Analysis of
               Financial Condition and Results of Operations....... 9

Item 8.        Financial Statements and Supplementary Data........ 13

Item 9.        Changes in and Disagreements with Accountants on
               Accounting and Financial Disclosure................ 13


                                PART III

Item 10.       Directors and Executive Officers of the
               Registrant........................................  14

Item 11.       Executive Compensation............................. 15

Item 12.       Security Ownership of Certain Beneficial
               Owners and Management.............................. 17

Item 13.       Certain Relationships and Related Transactions..... 17

                                PART IV

Item 14.       Exhibits, Financial Statement Schedules and
               Reports on Form 8-K................................ 18

                             PART I

ITEM 1.  BUSINESS.
- - ------------------
GENERAL
- - -------
Cable Car Beverage Corporation, (the "Company") was incorporated under the laws of Delaware on April 1, 1968. The Company's business consists of marketing its line of proprietary soft drinks and waters throughout the United States and in Canada. As discussed in more detail below, the Company's product line consists of Stewart's brand soft drinks (Root Beer, Orange N' Cream, Cream Ale and Ginger Beer), Fountain Classics Seltzer,
San Francisco Seltzer, Aspen Mountain Spring Water and ASPEN EXTREME. During 1995, the Company began marketing a new Stewart's flavor (Stewart's Country Orange N' Cream) as well as a new line of non-carbonated, fruit flavored beverages under the name of ASPEN EXTREME. The ASPEN product line also includes a non-carbonated spring water.

Proprietary Products Marketing:

General: The Company initially entered its current business of marketing beverages on August 27, 1987 when it acquired, through its subsidiary
Old San Francisco Seltzer, Inc. ("SFS"), the assets and business of Old San Francisco, Inc. ("Old SF"), a California corporation that marketed a product line of flavored seltzers.

The Company added to its line of beverages when, on July 11, 1989, it entered into a licensing agreement with Stewart's Restaurants, Inc. ("Stewart's"), a New Jersey based franchiser of Stewart's Drive-In Root Beer Stands, pursuant to which the Company has the exclusive right to produce and market Stewart's brand beverages for the entire United States. Pursuant to an addendum to the Stewart's licensing agreement dated April 11, 1994, the Company was granted the exclusive rights for Canada, and once the Company achieves cumulative sales of 4,000,000 cases, the license becomes worldwide provided the Company maintains annual sales of 1,000,000 cases.
The agreement provides for a sliding scale royalty with a minimum annual royalty of $50,000 beginning with the twelve-month period ending July 11, 1992. For the year ended December 31, 1995, the royalty payments exceeded the minimum royalty due and the Company expects the same in future years. Termination of the agreement may occur if the Company's annual sales of Stewart's Root Beer are less than 500,000 cases for each year commencing after July 11, 1991 or the minimum royalty is not paid.

On December 1, 1993, the Company entered into a separate licensing agreement with Stewart's, whereby the Company has the exclusive right to market Stewart's brand beverages as a fountain product in 15 states. The agreement provides for a licensing fee of $29,250 and payment of a sliding scale royalty. The Company is marketing the Stewart's fountain product through a newly formed, wholly-owned subsidiary, Fountain Classics, Inc. ("FCI"). The Company is currently test-marketing Stewart's fountain beverages in selected markets.

On November 22, 1989, the Company acquired the assets and business of Aspen Mineral Water Corporation ("Aspen"), a Colorado corporation that marketed a sparkling water. Currently, the Company markets a line of non-carbonated fruit flavored beverages under the name ASPEN EXTREME. The Company also markets a non-carbonated spring water under the Aspen name.

Proprietary Products: The Company's proprietary product line currently consists of Stewart's premium soft drinks (Root Beer, Orange N' Cream,
Cream Ale and Ginger Beer), Fountain Classics Seltzer, San Francisco
Seltzer, Aspen Mountain Spring Water and ASPEN EXTREME.   Stewart's
products are packaged in original and diet and are sweetened using non-sugar sweeteners - fructose in the original line and NutraSweet brand sweetener in the diet line. Fountain Classics Seltzer is a naturally flavored, carbonated water available in Original, Black Cherry and Lime.
San Francisco Seltzer is a naturally flavored soft drink which contains no sodium or preservatives and is available in regular and diet flavors that are sweetened with fructose and NutraSweet, respectively. Aspen Mountain Spring Water is a non- carbonated water. ASPEN EXTREME is a non-carbonated, fruit flavored beverage.

For the years ended December 31, 1995 and 1994, the Stewart's brand accounted for approximately 96% and 98% of the Company's proprietary brand sales, respectively. The Company anticipates that the Stewart's brand will continue to account for a significant portion of sales for the year ended December 31, 1996.

Marketing and Distribution: The brand products business consists of both sales of concentrate to regional soft drink bottlers and the sale of finished goods to distributors. Where the Company sells concentrate to bottlers, the bottlers produce finished goods and sell through their own distribution network. When the Company sells finished goods directly to distributors, the Company has product produced for it by contract manufacturers. The Company does not directly manufacture any of the products it sells. The Company's products are retailed primarily in grocery, convenience and liquor stores and food service accounts.
Consumer marketing consists of newspaper, magazine, outdoor, and radio advertising, along with in-store product demonstrations and point of sale advertising. The Company presently sells product to numerous bottlers and distributors in the United States and Western Canada.

Competition: The soft drink business is extremely competitive and there are numerous competing products. Most competitors are larger and have greater financial resources than the Company. The Company's principal means for competing within this category are with its product line and flavors and through its advertising, packaging and promotions.

Trademarks: The Company owns the trademark "San Francisco Seltzer" which was registered with the United States Patent and Trademark Office on March
1, 1988. The Company also owns the trademark "Fountain Classics" which is used on the Stewart's Premium Sodas line of products. The "Fountain Classics" trademark was registered with the United States Patent and Trademark Office on June 18, 1991. The Company owns the trademark "Aspen" which was registered on May 31, 1994 with the United States Patent and Trademark Office. The foregoing trademarks are registered for a 10-year period and may be extended thereafter for additional 10-year periods subject to compliance with federal statutory and regulatory provisions. Management is of the view that its trademarks are of significant importance to its operations and loss of such trademarks could adversely affect the Company to an indeterminable extent.
The Company is taking appropriate steps to protect its trademarks. Stewart's Restaurants, Inc. owns the trademark "Stewart's" which is registered with the United States Patent and Trademark Office. The Company has an exclusive trademark license agreement with Stewart's Restaurants. (See "Proprietary Products Marketing - General".)

On March 9, 1995, the Company filed an Intent to Use trademark application with the United States Patent and Trademark Office for the mark "Aspen Extreme". It will be several months before the Company learns if this application will be approved by the United States Patent and Trademark Office.

Wholesale Distribution - Divested on June 7, 1993

General: From 1987 until 1993, the Company was also engaged in the business of wholesale distribution of beverages. The Company entered into the business of wholesale distribution of beverages through its former subsidiary, Sheya Brothers Specialty Beverages, Inc. ("SBSB"), with the acquisition of the assets and business of Sheya Bros. Dist., Inc. ("Sheya"), a distributor of non-alcoholic beverages, on June 30, 1987. On June 2, 1989, the Company acquired a beer distributor, Arrowood Distributing, Inc. ("Arrowood") of Denver, Colorado, through its subsidiary SBSB. Both Sheya and Arrowood were located in Denver, Colorado. Through SBSB, the Company distributed soft drinks, beer, juices and water products in the Denver metropolitan area. As described below, the Company divested SBSB during 1993.

Merger - SBSB into AMCON Distributing Company

On June 7, 1993, the Company's wholly-owned subsidiary, SBSB, was merged into AMCON Distributing Company ("AMCON"), a privately-held, Omaha-based wholesale distributor.

In connection with the merger of SBSB into AMCON, the Company received
306,143 shares of common stock of AMCON which it held as an investment. Pursuant to the Agreement and Plan of Merger with AMCON, on July 31, 1995, the Company distributed 266,469 AMCON shares to shareholders of the Company on a prorata basis. As of December 31, 1995, the Company held 39,674 shares of AMCON.

Seasonality:

Due to the seasonality of the beverage industry, the Company's sales volumes are normally at their highest in the second and third calendar quarters.

Prospective Products and Acquisition Activities:

The Company continues to develop line extensions under its various brand names, primarily by adding new packages and flavors. As described above, the Company introduced the following new products during 1995: Stewart's Country Orange N' Cream, an orange flavored carbonated soft drink; Aspen Extreme, a line of non-carbonated, fruit flavored beverages; and Aspen Spring Water, a non-carbonated spring water. The Company also intends to expand into beverage products that are compatible with its existing brands and can be sold through the Company's existing bottling and distribution network.

The Company is not currently contemplating any acquisitions, although it may consider potential acquisitions in the future.

Major Customers:

For the year ended December 31, 1995, and for the comparable twelve months ended December 31, 1994, two customers, K.O. Lester Company, Lebanon, TN and Mid-State Beverage Company, New Brunswick, NJ, each accounted for approximately 20% of the Company's net sales.

Company Employees:

As of December 31, 1995, the Company and its subsidiary had 13 employees. In addition, the Company has used certain consultants on an "as needed" basis.

ITEM 2.  PROPERTIES.
- - --------------------
The Company is currently leasing, through December 1996, approximately 3,024 square feet of office space at 717 17th Street, Denver, Colorado 80202, at an annual cost of approximately $33,000.

ITEM 3.  LEGAL PROCEEDINGS.
- - ---------------------------
The Company and its subsidiaries are not parties to, nor are any of their properties subject to, any pending legal proceedings which are expected to have any materially adverse effect on the Company's results of operations or financial position. Additionally, to the best of management's knowledge, no material legal proceeding is contemplated or has been threatened against the Company and its subsidiaries.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY
         HOLDERS.
- - ----------------------------------------------------
There were no matters submitted to a vote of all security holders during the quarter ended December 31, 1995.

                              PART II

ITEM 5.  MARKET FOR THE REGISTRANT'S COMMON STOCK AND
         RELATED STOCKHOLDER MATTERS.
- - -----------------------------------------------------
The Company's Common Stock trades on the NASDAQ Small-Cap Market under the symbol DRNK. The following table reflects the range of the high and low bid prices per share of the Company's Common Stock as reported by NASDAQ through December 31, 1995. These quotations represent inter-dealer quotations, without adjustment for retail mark-ups, mark-downs or commissions and may not necessarily represent market transactions. As of March 27, 1996, the Company had approximately 1,144 holders of record of its shares and the Company is informed that approximately 1,600 additional persons hold shares beneficially.

                                                        COMMON STOCK
                                                  High               Low
Year Ended December 31, 1995:
      December 1995 Quarter                      $1.66              $1.19
      September 1995 Quarter                      1.81               1.38
      June 1995 Quarter                           2.00               1.09
      March 1995 Quarter                          1.41               1.00

Year Ended December 31, 1994:
      December 1994 Quarter                      $1.63              $1.00
      September 1994 Quarter                      1.81                .72
      June 1994 Quarter                            .81                .56
      March 1994 Quarter                           .78                .53

The Company has never declared or paid a cash dividend on its common stock and does not anticipate a change in this policy in the foreseeable future. The Board of Directors currently intends to retain earnings to finance the acquisition and development of new products, expansion of markets and for other corporate purposes.

ITEM 6.  SELECTED FINANCIAL DATA.
- - ---------------------------------
The following data, insofar as they relate to the fiscal years ended December 31, 1995 and 1994; the six-month period ended December 31, 1993; and the fiscal year ended June 30, 1993 (except for the balance sheet data as of December 31, 1993 and June 30, 1993, 1992 and 1991), have been derived from the consolidated financial statements appearing elsewhere herein, including the Consolidated Balance Sheet as of December 31, 1995 and 1994; and the related Consolidated Statement of Operations for each of the two years in the period ended December 31, 1995; the six-months ended December 31, 1993; and the year ended June 30, 1993, and notes thereto. The consolidated statement of operations data for the fiscal years ended June 30, 1992 and 1991; and the consolidated balance sheet data as of December 31, 1993 and June 30, 1993, 1992 and 1991 have been derived from the historical consolidated financial statements of the Company for such periods.

The following table data should be read in conjunction with the consolidated financial statements and notes thereto.



                                   SIX-MONTHS
                                     ENDED
                                   DECEMBER
          YEAR ENDED DECEMBER 31,    31(1)          YEAR ENDED JUNE 30,
          -----------------------  --------    ----------------------------
            1995         1994        1993      1993        1992        1991
          ---------- ---------- ---------- ----------- ----------- -----------
STATEMENT OF OPERATIONS DATA:
Revenue  $12,843,620 $8,322,301 $3,030,982 $15,537,997 $14,838,598 $12,071,976
         =========== ========== ========== =========== =========== ===========
Income
(loss)
before
extra-
ordinary
credit      $882,600   $721,695    $143,449 $(348,176)    $(29,384) $(486,164)
            ========   ========    ======== ==========    ========= ==========
Net income
(loss)      $882,600   $721,695    $143,449 $(348,176)    $(22,384) $(486,164)
            ========   ========    ======== ==========    ========= ==========
Earnings
(loss) per
common share:
Income (loss)
before extra-
ordinary
credit       $  .10     $   .09      $  .02    $ (.05)         $       $ (.08)
             ======     =======      ======    =======        =======  =======
Net income
(loss)       $  .10     $   .09      $  .02    $ (.05)         $       $ (.08)
             ======     =======      ======    =======        =======  =======
Weighted
average
common
and
equivalent
shares
outstanding 8,948,449 8,318,909   7,796,799  7,640,780    7,057,416  6,206,726
            ========= =========   =========  =========    =========  =========
BALANCE SHEET DATA:
Total assets $5,360,700 $4,448,832 $3,920,799 $4,054,120 $5,266,381 $4,367,767
             ========== ========== ========== ========== ========== ==========
Long-term
debt             $    0  $   5,970  $  10,099 $    2,817  $ 108,476  $ 200,427
             ==========  =========  ========= ==========  =========  =========
Stockholders'
equity       $4,402,421 $3,944,778 $3,096,886 $2,953,347 $3,066,613 $1,987,097
             ========== ========== ========== ========== ========== ==========

The above selected consolidated financial data contain certain reclassifications in prior year financial data to conform to the current year presentation and should be read in conjunction with the Consolidated Financial Statements and related notes thereto and management's commentary thereon contained in Item 7 of this report.

(1) See the discussion in Note 1 to the Consolidated Financial Statements under "Change in Fiscal Year".

ITEM 7.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
          CONDITION AND RESULTS OF OPERATIONS.
- - -----------------------------------------------------------
GENERAL
- - -------
The Company entered into the business of non-alcoholic beverage marketing and wholesale distribution in fiscal 1988 when it acquired the assets and businesses of Old San Francisco Seltzer, Inc. and Sheya Bros. Dist., Inc. respectively. During fiscal 1990, the Company added Stewart's Root Beer and Aspen Sparkling Mountain Spring Water to the proprietary brands that it markets nationally.The Company also expanded its business into the wholesale distribution of beer and malt beverages in the metro Denver area with the acquisition of Arrowood Distributing, Inc. on June 2, 1989. On June 7,
1993, the Company's distribution subsidiary was merged into a non-affiliated entity, AMCON Distributing Company of Omaha, Nebraska.

The Company has continued to experience growth of its line of Stewart's soft drinks (Root Beer, Orange N' Cream, Cream Ale and Ginger Beer). Stewart's soft drinks are currently sold in over 40 states and western Canada. In December 1993, the Company entered into a licensing agreement with Stewart's Restaurants, Inc., whereby the Company has the exclusive right to sell Stewart's brand beverages as a fountain product in 15 states. The Company is currently test marketing Stewart's fountain beverages in selected markets.

FINANCIAL CONDITION
- - -------------------
The Company's current ratio at December 31, 1995 is 4.0 to 1 as compared to
4.06 to 1 at December 31, 1994.

Stockholders' equity at December 31, 1995 increased by $457,643 as a result of net income for the year ended December 31, 1995 and the issuance of common stock, and was partially offset by the disbursement of the AMCON stock dividend.

LIQUIDITY AND CAPITAL RESOURCES
- - -------------------------------
For the year ended December 31, 1995, cash decreased by $4,467. Operating activities used cash of $384,123 primarily as a result of the following: increases in inventory and accounts receivable of $1,209,320 and $401,554, respectively; increases in accounts payable and other current liabilities of $276,716 and $186,308, respectively; and, net income of $882,600 adjusted for depreciation and amortization charges, the loss recorded on the investment in AMCON, and the release of the deferred tax asset valuation allowance of $66,388, $848,342, and $953,243, respectively. Investing activities provided cash of $14,004, primarily from the proceeds of short-term investments, less cash used for the acquisition of property and equipment. Financing activities generated $365,652, primarily from the exercise of stock options and warrants. Working capital increased $1,346,407 to a ratio of 4.0 to 1.

For the comparable twelve month period ended December 31, 1994, operating and financing activities generated $340,269 and $55,858, respectively and investing activities used $188,652 for a net increase in cash of $207,475.

The Company intends to utilize cash from operations to meet its ongoing obligations. The Company has also established a bank line of credit in the amount of $500,000 which it may utilize from time to time to meet seasonal cash needs. Management does not expect liquidity problems during 1996 assuming the Company can maintain or exceed its current sales volume, and expenses as a percentage of sales remain relatively constant.

RESULTS OF OPERATIONS
- - ---------------------
Comparison of the year ended December 31, 1995 to the comparable twelve month period ended December 31, 1994:

The Company had net income of $882,600 for the year ended December 31, 1995 versus net income of $721,695 for comparable twelve month period ended December 31, 1994. The following table reflects certain financial information for the Company for the year ended December 31, 1995 and for the comparable twelve month period ended December 31, 1994:

                                               1995              1994
                                          -----------        ----------
Revenue                                   $12,843,620        $8,322,301
Cost of goods sold                          9,619,160         6,030,547
General and administrative expense            811,108           710,920
Selling expense                             1,400,222           804,687
Depreciation and amortization                  66,388            57,485
Other (income) expense                        798,051           (18,133)
Net income                                    882,600           721,695

Revenue from the sale of products increased to $12,843,620 in 1995 from $8,322,301 in 1994. This increase of $4,521,319 or 54% was due primarily to an expanded customer base for the Stewart's brand products.Cost of goods sold was $3,588,613 greater in 1995 than in 1994 due to higher revenue. The cost of goods sold as a percentage of sales, however, increased from 73% to 75% primarily due to increased costs of product sold.

General and administrative expense increased $100,188 from 1994 to 1995, but decreased as a percentage of total revenue from 9% to 6%. This percentage decrease is primarily a result of increased sales with nominal increases in corporate overhead.

Selling expense increased $595,535 from 1994 to 1995, and increased as a percentage of sales from 10% to 11%. The increase is primarily due to increased promotional expenses used to introduce new brands and products, and the addition of two new sales representatives during 1995.

Net income was impacted in the year 1995 by two non-recurring and unrelated items: a write-down of an investment and the recording of a deferred income tax benefit. During the third quarter 1995, the Company wrote-down its investment in AMCON Distributing Company, Inc. to the market price of AMCON common stock as reported by NASDAQ on August 4, 1995, the date upon which the stock was initially included on NASDAQ. The write-down resulted in a charge of $848,342.

During the third quarter of 1995, the Company recorded an income tax benefit of $936,440 which primarily represents the future tax benefits associated with the Company's net operating loss carryforwards. The Company recorded the tax benefit based on management's determination in the third quarter that it was more likely than not that the Company would utilize its future income tax benefits.

Comparison of the year ended December 31, 1994 to the comparable twelve month period ended December 31, 1993:
- - -----------------------------------------------------------------------------

The Company had net income of $721,695 for the year ended December 31, 1994 versus net income of $73,357 for the comparable twelve-month period ended December 31, 1993.

Revenue from the sale of products increased to $8,322,301 in 1994 from $5,733,993 in 1993. This increase of $2,588,308 or 45% was due primarily to an expanded customer base for the Stewart's brand products.

Cost of goods sold was $1,629,985 greater in 1994 than in 1993 due to higher revenue. The cost of goods sold as a percentage of sales, however, decreased from 77% to 73% primarily due to a higher price per case sold.

General and administrative expense increased $80,213 from 1993 to 1994 and decreased as a percentage of total revenue from 11% to 9%. The decrease is primarily a result of increased sales with nominal increases in corporate office personnel.

Selling expense increased $196,130 from 1993 to 1994, and decreased as a percentage of sales from 11% to 10%. The decrease is primarily due to increased sales with nominal increases in sales personnel.

Comparison of  the six-month periods ended December 31, 1993 to December
31, 1992:
- - ------------------------------------------------------------------------

The Company had net income of $143,449 for the six-months ended December 31, 1993 versus a net loss of $263,789 for the same period in the prior year. Since the Company had significant changes in its operations from the disposition of its former wholly-owned subsidiary, SBSB, a comparison of the two periods has been made excluding the results of SBSB for the six-month period ended December 31, 1992. The following table reflects certain financial information for the Company for the six-months ended December 31, 1993 and unaudited financial information for the Company, exclusive of the SBSB operations, for the six-month period ended December 31, 1992:

                                           1993              1992
                                        ----------        ----------
Revenue                                 $3,030,982        $2,785,069
Cost of goods sold                       2,243,835         2,005,470
General and administrative expense         299,283           392,849
Selling expense                            334,937           359,493
Depreciation and amortization               24,481            25,898
Other (income) expense                     (15,003)          (11,770)
Net income                                 143,449            13,129

Revenue from the sale of products increased to $3,030,982 in 1993 from $2,785,069 in 1992. This increase of $245,913 or 9% was due primarily to an expanded customer base for the Stewart's brand products.Cost of goods sold was $238,365 greater in 1993 than in 1992 due to higher revenue. The cost of goods sold as a percentage of sales, however, increased from 72% to 74% primarily due to higher sales of proprietary products sold as finished goods versus concentrate in 1993 as compared to 1992.

General and administrative expense decreased $93,567 from 1992 to 1993 and decreased as a percentage of total revenue from 14% to 10%. The decrease is primarily a result of reductions in corporate office personnel and other corporate related expenses.

Selling expense decreased $24,556 from 1992 to 1993, and decreased as a percentage of sales from 13% to 11%. The decrease is primarily due to a reduction in sales personnel and the elimination of selected promotional programs in 1993.

Interest expense decreased $11,086 from 1992 to 1993, as the Company paid off its note to individual lenders of $150,000 in June of 1993.

UNCERTAINTIES THAT MAY AFFECT FUTURE RESULTS
- - --------------------------------------------
The Company's future operating results are subject to a number of uncertainties, including the ability of the Company to market its beverage products and to develop and introduce new products; and the number, quantity and marketing forces behind products introduced by competitors. The Company expects the level of competition in the beverage industry to become even more intense and large beverage companies with greater resources have a competitive advantage over the Company. In addition, general economic conditions, the cost of raw materials and general conditions in the beverage business may have an impact on the Company's future operations. There can be no assurance the Company will continue to be successful nor that it will not encounter difficulties in retaining its current market niche due to a variety of factors such as market acceptance, costs of manufacturing and marketing, and competition in the beverage industry, all of which are largely beyond the Company's ability to reasonably predict, much less control.

ITEM 8.   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.
- - ------------------------------------------------------
See financial statements listed in the index on page F1.


ITEM 9.   CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
          ACCOUNTING AND FINANCIAL DISCLOSURE.
- - -----------------------------------------------------------
None.

                             PART III


ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE
          REGISTRANT.
- - --------------------------------------------------

MANAGEMENT
- - ----------
Directors and Executive Officers

The executive officers and directors of the Company are as follows:

                                   Year Became
Name                    Age          Director             Position
- - -------------------    -----       ------------     ---------------------
Samuel M. Simpson       43            1986           President, Director
James P. McCloskey      45            1992           Director
William H. Rutter       44            1995           Director
Myron D. Stadler        29             N/A           Chief Accounting Officer

Set forth below is certain information regarding the directors and executive officers:

Samuel M. Simpson has been President, Chief Executive Officer and a director of the Company since 1986. He has served as Chairman of the Board since 1992. He was employed as a consultant to reorganize the Company during 1983 prior to joining the Company first as its Vice President in 1984 and later as its President and Chief Executive Officer in 1986. From 1979 to 1984 Mr. Simpson was President of Energy Prospects, Inc. a Denver based privately owned oil and gas company.

James P. McCloskey has been a director of the Company since 1992. From April 1994 to February 1996, Mr. McCloskey was the Chief Financial Officer for Avalon Software Company, in Tucson, Arizona. From 1988 until April 1994, he was Chief Financial Officer of the Famous Amos Chocolate Chip Cookie Corporation, San Francisco, California. From 1985 to 1988 he was Chief Financial Officer and President, respectively, of the William J. Ash Corporation and The James P. McCloskey Corporation, Denver, Colorado, both privately owned real estate development companies. Mr. McCloskey is a certified public accountant.

William H. Rutter is a private investor and has been a director of the Company since 1995. From 1991 to 1993, Mr. Rutter was the president of Capstone Management Corporation which owns and operates restaurants in the Denver area. From 1984 to 1990, he was a partner in Sherman & Howard, a Denver, Colorado law firm.

Myron D. Stadler has been employed by the Company since 1992 and was elected Chief Accounting Officer and Secretary in 1995. Prior to 1992, Mr. Stadler was a financial analyst for the City and County of Denver at Stapleton International Airport.

ITEM 11.  EXECUTIVE COMPENSATION.
- - ---------------------------------

The following table provides summary information concerning compensation paid to or earned by the Company's Chief Executive Officer for the years ended December 31, 1995 and 1994, the six-month period ended December 31, 1993 and for the fiscal years ended June 30, 1993, and 1992. No other employee earned a salary and bonus which exceeded $100,000.

                          SUMMARY COMPENSATION
                          --------------------
                                               Long-Term Compensation
                                               -------------------------
                 Annual Compensation              Awards     Payouts
Name &           -------------------        ---------------  --------
Principal                   Other Annual  Restricted         LTIP    All Other
Position   Year Salary Bonus Compensation(1) Stock  Options # Payouts   Comp.
- - --------   ---- ------ ----- --------------  -----  --------- -------  -------
Samuel M.
Simpson    1995 $120,000 $75,000   $0         $0       0        $0        $0
President
& Chairman 1994  115,137  40,000    0          0       0         0         0
of the
Board      1993*  64,700  12,500    0          0       0         0         0
           1993  112,900       0    0          0       0         0         0

(1) As permitted by Commission rules, no amounts are shown for certain perquisites, where such amounts do not exceed the lesser of 10% of bonus plus salary or $50,000.

*    For the six-months ended December 31, 1993.

The following table provides information with respect to the Chief Executive Officer, concerning unexercised stock options held as of December 31, 1995.

           AGGREGATED OPTION EXERCISES IN LAST FISCAL YEAR AND
                      FISCAL YEAR END OPTION VALUES

                                        # Of
                                        Unexercised       Value of Unexercised
               Shares                  Options at        In-The-Money-Options
               Acquired On   Value      Dec. 31, 1995     At Dec. 31, 1995
Name           Exercise (#)  Realized   All Exercisable   All Exercisable(1)
Samuel M.
Simpson
President &
Chairman of
the Board         0            $0          301,666            $470,599                 (1)

(1) Based on the closing bid price of the Company's common stock at December 29, 1995 as reported by the NASDAQ system.

                       OPTION GRANTS IN LAST FISCAL YEAR
                       ---------------------------------
             Number of   % Of Total
            Securities    Options
            Underlying   Granted to     Exercise or                 Grant Date
             Options    Employees in     Base Price                   Present
Name       Granted (#)   Fiscal Year      ($/Sh)    Expiration Date   Value $
Simpson,
Samuel M.  100,000           32%         $1.25         12/31/99        $1.19

Stadler,
Myron D.    10,000          3.2%         $1.10     12/31/98-12/31/01   $1.13

Stadler,
Myron D.    25,000            8%         $1.25     12/31/99-12/31/02   $1.19

Compensation Pursuant to Plans
- - ------------------------------
The Company presently has no proposed compensation plans such as pension, profit sharing, retirement plans, or other similar forms of executive compensation.

Employment Agreement
- - --------------------
The Company's President and Chief Executive Officer, Samuel M. Simpson, has an employment agreement with the Company which currently runs through December 31, 1998.

Directors
- - ---------
The Company compensates outside directors at the rate of $1,000 per quarter plus direct expenses associated with attending meetings. The Board of Directors does not have committees.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS
          AND MANAGEMENT.
- - ----------------------------------------------------------

The table below sets forth information as of March 27, 1996 with respect to beneficial ownership of the Common Stock by all directors and officers, both individually and as a group, and by each person known by the Company to be the beneficial owner of more than five percent of the outstanding shares of the Common Stock. As of March 27, 1996 the Company had 8,658,349 shares of common stock outstanding.

                                Amount and Nature of        Percent of
Name                            Beneficial Ownership(1)     Class Owned
- - -----------------------         -----------------------     -----------
Officers & Directors
- - --------------------
Samuel M. Simpson                    1,239,877                 13.84%
James P. McCloskey                     100,000                  1.14%
William H. Rutter                      723,732                  8.31%
Myron D. Stadler                        50,000                  0.57%
Officers and Directors
as a Group (4 persons)               2,113,609                 23.07%
                                     =========
5% Shareholders
- - ---------------
None

(1) Includes presently outstanding options to purchase shares of the Company's Common Stock held by each of the foregoing.


ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.
- - ---------------------------------------------------------
AMCON Distributing Company
- - --------------------------
During 1995, the Company distributed 266,469 shares of AMCON common stock as a dividend to the Company's shareholders of record as of July 5, 1995. This distribution of 266,469 shares of AMCON represented 87% of the Company's holdings in AMCON. At December 31, 1995, the Company holds 39,674 shares of AMCON common stock.

                              PART IV


ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND
          REPORTS ON FORM 8-K.
- - -----------------------------------------------------
(a)  The following documents are filed as a part of this report:

Financial Statements and Financial Statement Schedules
- - ------------------------------------------------------

The financial statements and financial statement schedules filed with this report are listed in the Index to Financial Statements appearing on page F1.

Exhibits
- - --------
The documents listed below have been filed as exhibits to this report:


 Exhibit Number                      Exhibits

     (3)-A         Certificate of Incorporation, as amended (Filed as Exhibit
                   (3) with and incorporated by reference from Form 10-K dated October 9, 1987)

     (3)-B         Certificate of Amendment - July 20, 1989, changing name *

     (3)-C Bylaws, as amended (Filed as Exhibit (3) with and incorporated by reference from Form 10-K dated October 9,
                   1987)

     (10)-G         Stewart's Master Agreement - Stewart's Restaurants, Inc. as
                   amended by Addendum, dated April 11, 1994 and incorporated by reference from Form 10-K dated May 4, 1994

     (10)-O        Agreement and Plan of Merger - AMCON Distributing
                   Company -incorporated by reference to Form 10-Q ended December 31, 1992 - SEC File No. 0-14784 filed on or about February 14, 1993

     (10)-P Supplemental Agreement - AMCON Distributing Company - incorporated by reference to Form 10-Q ended December 31, 1992 - SEC File No. 0-14784 filed on or about February 14, 1993

  Exhibit Number                      Exhibits

     (10)-Q Articles of Merger (Colorado) - Sheya Brothers Specialty Beverages, Inc. into AMCON Distributing Company - incorporated by reference to Form 8-K filed June 8, 1993 - SEC File No. 0-14784

    (10)-R Certificate of Merger (Delaware - Sheya Brothers Specialty Beverages, Inc. into AMCON Distributing Company) and incorporated by reference to Form S-1, Post-Effective Amendment 1, filed September 2, 1993, SEC file #33-47771

    (10)-S          Employment Agreement with executive, Samuel M. Simpson

    (21) Subsidiaries of the Company (Filed as Exhibit (22) with and incorporated by reference to the current Form 10-K,
                    Note 1to the Consolidated Financial Statements.)




* Incorporated by reference to Form S-1 filed September 25, 1989, SEC file #33-30480.


(b) Reports on Form 8-K

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, Cable Car Beverage Corporation has duly caused this report to be signed on its behalf by the undersigned, hereunto duly authorized.

(Registrant)            CABLE CAR BEVERAGE CORPORATION
(Date)                  March 27, 1996
BY (Signature)          /s/Samuel M. Simpson
(Name and Title)        Samuel M. Simpson, President

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

BY (Signature)         /s/Samuel M. Simpson
(Name and Title)       Samuel M. Simpson, Chairman of the Board & President
(Date)                 March 27, 1996

BY (Signature)         /s/James P. McCloskey
(Name and Title)       James P. McCloskey, Director
(Date)                 March 27, 1996

BY (Signature)         /s/William H. Rutter
(Name and Title)       William H. Rutter, Director
(Date)                 March 27, 1996

BY (Signature)         /s/Myron D. Stadler
(Name and Title)       Myron D. Stadler, Chief Accounting Officer
(Date)                 March 27, 1996

CABLE CAR BEVERAGE
                       CORPORATION AND SUBSIDIARIES

                       INDEX TO FINANCIAL STATEMENTS



                                                                PAGE
Report of independent accountants                                F2

Consolidated balance sheet at December 31, 1995,
 and 1994                                                        F3

Consolidated statement of operations for the years ended
 December 31, 1995 and 1994, six months ended December 31,
 1993  and the year ended June 30, 1993                          F4

Consolidated statement of cash flows for the years ended
 December 31, 1995 and 1994, six months ended December 31,
 1993 and the year ended June 30, 1993                           F5

Consolidated statement of changes in stockholders'
 equity for the years ended December 31, 1995 and 1994, six
 months ended December 31, 1993 and the year ended June 30,
 1993                                                            F6

Notes to consolidated financial statements                       F7

No financial statement schedules are required.





























                                -F1-

                    REPORT OF INDEPENDENT ACCOUNTANTS






To the Board of Directors
and Stockholders of Cable
Car Beverage Corporation

In our opinion, the consolidated financial statements listed in the accompanying index present fairly, in all material respects, the financial position of Cable Car Beverage Corporation and its subsidiaries (the "Company") at December 31, 1995 and 1994, and the results of their operations and their cash flows for the years ended December 31, 1995 and 1994, the six-months ended December 31, 1993 and for the year ended June 30, 1993, in conformity with generally accepted accounting principles. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with generally accepted auditing standards which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation.
We believe that our audits provide a reasonable basis for the opinion expressed above.



PRICE WATERHOUSE LLP

Denver, Colorado
March 21, 1996






















                                -F2-

            CABLE CAR BEVERAGE CORPORATION AND SUBSIDIARIES
            -----------------------------------------------
                     CONSOLIDATED BALANCE SHEET
                     --------------------------

                                            December 31,     December 31,
                                               1995             1994
                                            ------------     ------------

                 ASSETS
                 ------

CURRENT ASSETS
  Cash and cash equivilants                   $576,191         $580,658
  Short-term investments                             0          151,876
  Accounts receivable, net of allowance for
   doubtful accounts of $55,949 at Dec. 31,
   1995 and $59,611 at Dec. 31, 1994          1,063,040          657,824
  Inventories                                1,808,257          598,937
  Prepaid expenses and other current assets     40,394           32,374
  Deferred income tax assets                   340,389                0
                                             ---------        ---------
     Total current assets                    3,828,271        2,021,669

PROPERTY AND EQUIPMENT, NET
  Property and equipment less accumulated
   depreciation of $99,231 at Dec. 31, 1995
   $71,670 at Dec. 31, 1994                    116,466           46,155

OTHER ASSETS
  Goodwill and other intangibles, less
   accumulated amortization of $347,007 at
   Dec. 31, 1995 and $308,180 at Dec. 31,
   1994                                        631,426           630,253
  Investment in AMCON Distributing Co.          99,185         1,746,934
  Other assets                                  72,498             3,821
  Deferred income tax assets                   612,854                 0
                                            ----------        ----------
                                            $5,360,700        $4,448,832
                                            ==========        ==========

     LIABILITIES AND STOCKHOLDER'S EQUITY
     ------------------------------------

CURRENT LIABILITIES:
  Accounts payable and accrued liabilities    $380,198          $103,484
  Other current liabilities                    572,121           385,814
  Current portion of long-term debt              5,960             8,786
                                              --------          --------
     Total current liabilities                 958,279           498,084
                                              --------          --------

LONG-TERM DEBT                                       0             5,970
                                              --------          --------

STOCKHOLDER'S EQUITY
  Common stock, $.01 par value;
   25,000,000 shares authorized;
   8,658,349 shares issued at Dec. 31,
   1995, and 8,154,618 issued at
   Dec. 31, 1994                                86,584            81,547
  Additional paid-in capital                 9,502,877         9,133,464
  Accumulated Deficit                       (5,158,405)       (5,241,598)
  Less-76,357 common shares in treasury        (28,635)          (28,635)
                                            -----------       -----------
                                             4,402,421         3,944,778
                                            -----------       -----------
                                            $5,360,700        $4,448,832
                                            ===========       ===========


                   THE ACCOMPANYING NOTES ARE AN
       INTEGRAL PART OF THESE CONSOLIDATED FINANCIAL STATEMENTS
                              -F3-

            CABLE CAR BEVERAGE CORPORATION AND SUBSIDIARIES
            -----------------------------------------------
                 CONSOLIDATED STATEMENT OF OPERATIONS
                 ------------------------------------

                                     YEAR             SIX-MONTH      YEAR
                               ENDED DECEMBER 31,       ENDED        ENDED
                             -----------------------  DECEMBER 31,  JUNE 30,
                                1995         1994       1993          1993
                            ------------ ----------- ------------  ----------
REVENUE:
Sales                        $12,843,620  $8,322,301  $3,030,982  $15,537,997

COST AND EXPENSES:
  Cost of goods sold           9,619,160   6,030,547   2,243,835   12,168,477
  General and administrative     811,108     710,920     299,283    1,011,203
  Selling and distribution     1,400,222     804,687     334,937    2,541,154
  Depreciation and
    amortization                  66,388      57,485      24,481      167,063
                             -----------  ----------  ----------  -----------
                              11,896,878   7,603,639   2,902,536   15,887,897
                             -----------  ----------  ----------  -----------
INCOME FROM OPERATIONS           946,742     718,662     128,446     (349,900)

OTHER INCOME AND (EXPENSES):
  Interest income and other
    non-operating income          51,405      20,479      15,860       56,964
  Interest expense                (1,114)     (2,346)       (857)     (55,240)
  Loss on AMCON stock           (848,342)          0           0            0
                             ------------ ----------- ----------- ------------

INCOME (LOSS) BEFORE
  INCOME TAXES                   148,691     736,795     143,449     (348,176)

PROVISION (BENEFIT) FOR
  INCOME TAXES                  (733,909)     15,100           0            0
                             ------------ ----------- ----------- ------------

NET INCOME (LOSS)               $882,600    $721,695    $143,449    ($348,176)
                             ===========  ==========  ==========  ============

NET INCOME (LOSS) PER
  COMMON SHARE                     $0.10       $0.09       $0.02       ($0.05)
                             ===========  ==========  ==========  ============

WEIGHTED AVERAGE
COMMON AND COMMON
EQUIVALENT SHARES              8,915,666   8,318,909   7,796,799    7,640,780











                   THE ACCOMPANYING NOTES ARE AN
          INTEGRAL PART OF THESE CONSOLIDATED FINANCIAL STATEMENTS
                              -F4-

            CABLE CAR BEVERAGE CORPORATION AND SUBSIDIARIES
            -----------------------------------------------
                CONSOLIDATED STATEMENT OF CASH FLOWS
                ------------------------------------

                                                       SIX-MONTHS      YEAR
                                         YEAR             ENDED        ENDED
                                      DECEMBER 31,     DECEMBER 31,   JUNE 30,
                                     1995      1994        1993         1993
                                 ----------  ---------  -----------   ---------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income (loss)               $882,600    $721,695    $143,449  ($348,176)
  Adjustment to reconcile net
  income (loss) to net cash
  from operating activities:
    Loss on investment in ANCOM    848,342
    Depreciation and amortization   66,388       57,486      24,481   167,063
    Provision for loss on
      accounts receivable           (3,662)      32,111       7,589   110,538
    Change in current assets and
     liabilities:
       Accounts receivable        (401,554)    (163,477)    189,004  (317,348)
       Inventories              (1,209,320)     (99,703)    105,139    20,954
       Prepaid expenses and
         other current assets       (8,020)     (21,359)       (346)  (16,323)
       Other assets                (68,677)      10,246     (13,299)  (19,721)
       Deferred income tax assets (953,243)           0           0         0
       Accounts payable and
         accrued liabilities       276,714     (269,146)   (276,315)  183,446
       Other current liabilities   186,308       72,416     (13,054)  140,409
                                 ---------     ---------   ---------  -------
NET CASH FROM OPERATING
                ACTIVITIES:       (384,124)    (340,269)    166,648   (79,158)
                                 ----------    ---------   ---------  --------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Cash paid for short-term
    investments                                (151,876)
  Proceeds from short-term
    investments                    151,876                            100,000
  Cash paid for investment in
    Amcon Distibution Co.                                            (191,499)
  Property and equipment
    acquisitions                   (97,872)     (24,276)     (6,043)  (66,991)
  Other                            (40,000)     (12,500)    (16,750)
                                  ---------    ---------    -------- ---------
NET CASH FROM INVESTING ACTIVITIES  14,004     (188,652)    (22,793) (158,490)
                                  ---------    ---------    -------- ---------
CASH FLOW FROM FINANCING ACTIVITIES:
  Principle payments on debt        (8,796)     (11,339)     (3,960) (213,381)
  Proceeds from debt                                                  150,000
  Sale and issuance of stock
    and/or warrents, net           374,449       67,197               235,000
                                   -------      --------     -------  -------
NET CASH FROM FINANCING ACTIVITIES 365,653       55,858      (3,960)  171,619
                                   -------      --------     -------  -------

NET INCREASE (DECREASE) IN CASH
  AND CASH EQUIVALANTS              (4,467)     207,475      139,895  (66,029)

CASH AND CASH EQUIVALANTS AT
  BEGINNING OF PERIOD              580,658      373,183      233,288  299,317
                                   -------      -------      -------  -------

CASH AND CASH EQUIVALANTS AT
  END OF PERIOD                   $576,191     $580,658     $373,183 $233,288
                                  ========     ========     ======== ========

SUPPLEMENTAL DISCLOSURE OF NONCASH FINANCING AND INVESTING ACTIVITIES:

Property dividend of investment in AMCON stock  $799,407
Conversion of debt to equity                              $59,000
Capital lease obligations                                  $7,000   $17,000


                  THE ACCOMPANYING NOTES ARE AN
        INTEGRAL PART OF THESE CONSOLIDATED FINANCIAL STATEMENTS
                              -F5-

           CABLE CAR BEVERAGE CORPORATION AND SUBSIDIARIES
           -----------------------------------------------
        CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
        ---------------------------------------------------------
                      COMMON STOCK                           TREASURY STOCK
                    ---------------  ADDITIONAL   ACCUMU-   ----------------
                NUMBER OF             PAID-IN      LATED   NUMBER OF
                 SHARES     AMOUNT    CAPITAL     DEFICIT   SHARES   AMOUNT
                --------    ------    -------     -------  --------- ------
Balance,
June 30,1992   7,706,156  $77,062  $8,776,752  ($5,758,566) 76,357   ($28,635)

Sale and
issuance of
stock            167,000    1,670     233,330

Net loss                                          (348,176)
               ---------  -------  -----------   ---------- -------   --------

Balance,
June 30,1993   7,873,156   78,732   9,010,082    (6,106,742) 76,357   (28,635)

Net income                                          143,449
               ---------   ------   ---------     ---------- ------   --------

Balance,
Dec. 31,1993   7,873,156   78,732   9,010,082    (5,963,293) 76,357   (28,635)

Exercise of
stock options
and warrents,
net              131,462    1,315      65,882

Conversion of
debt to equity   100,000    1,000      58,000

Issuance of
stock to retire
warrents          50,000      500        (500)

Net Income                                           721,695
                --------   -------   ----------    ----------  ------- -------
Balance,
Dec. 31,1994   8,154,618   81,547    9,133,464    (5,241,598)  76,357 (28,635)

Exercise of
stock options
and warrents,
net              503,731    5,037      369,413

Dividend of
AMCON stock                                         (799,407)

Net income                                           882,600
               ---------  -------   -----------  ------------  ------ --------
Balance,
Dec. 31,1995   8,658,349  $86,584   $9,502,877   ($5,158,405)  76,357 (28,635)
               =========  =======   ==========   ============  ====== ========




                   THE ACCOMPANYING NOTES ARE AN
       INTEGRAL PART OF THESE CONSOLIDATED FINANCIAL STATEMENTS
                               -F6-

            CABLE CAR BEVERAGE CORPORATION AND SUBSIDIARIES

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 1 - ORGANIZATION AND OPERATIONS AND SUMMARY OF SIGNIFICANT
ACCOUNTING POLICIES:

Organization and operations - Cable Car Beverage Corporation (the "Company"), formerly Great Eastern International, Inc., was incorporated under the laws of Delaware on April 1, 1968. The Company's name was changed from Great Eastern International, Inc. to Cable Car Beverage Corporation on July 20, 1989.

Since 1987, the Company's primary business has been the marketing and distribution of beverages and it has been engaged in the food and beverage business since 1986.

Summary of significant accounting policies:

PRINCIPLES OF CONSOLIDATION - The Company's consolidated financial statements include the accounts of its wholly-owned subsidiary Old San Francisco Seltzer, Inc. ("SFS") and Fountain Classics, Inc. ("FCI"). All significant intercompany accounts and transactions have been eliminated. Prior to May 28, 1993, the Company's consolidated financial statements included the accounts of its wholly-owned subsidiary, Sheya Brothers Specialty Beverages, Inc. ("SBSB"). Effective June 7, 1993, SBSB was merged into AMCON Distributing Company, a privately held, Omaha-based wholesale distributor (see Note 2).

REVENUE RECOGNITION - Revenue from beverage finished product and concentrate sales are recorded at the time of receipt and acceptance by the customer.

CONCENTRATION OF CREDIT RISK - The Company's customers consist primarily of beverage distributors. Financial instruments which potentially subject the Company to concentrations of credit risk are primarily accounts receivable, short-term investments and cash equivalents. The Company performs ongoing credit evaluations of its customers' financial condition and generally requires no collateral from its customers. The Company's sales to major customers are discussed in Note 10. The Company has a cash investment policy which generally restricts investments to ensure preservation of principal and maintenance of liquidity.

INVENTORIES - Inventories are recorded at the lower of cost or market. Cost is determined using the first-in, first-out (FIFO) method.

PROPERTY AND EQUIPMENT - Property and equipment, primarily consisting of furniture and office equipment, is stated at cost and is generally depreciated on a straight-line method over the estimated useful lives of the respective depreciable assets of three to five years. Maintenance and repairs are expensed as incurred and improvements are capitalized.
                                -F7-

GOODWILL - Goodwill is recorded for the excess of the purchase price over the fair value of net tangible assets acquired. Goodwill is amortized on a straight-line basis over a 25-year period. The recoverability of goodwill is assessed quarterly, based on undiscounted projected related revenue less undiscounted related costs, with impairment loss recorded to the extend such profits do not exceed the net carrying value of the goodwill.

INCOME (LOSS) PER COMMON SHARE - Income (loss) per common share is computed under the treasury stock method using the weighted average number of common shares and dilutive common stock equivalent shares outstanding during the year. In net loss periods, common stock equivalent shares are excluded because the effect is antidilutive.

CASH EQUIVALENTS - Generally, only highly liquid investments purchased with original maturities of three months or less are considered to be cash equivalents. Cash equivalents included in cash and cash equivalents at December 31, 1995 and 1994 are certificates of deposit which aggregated approximately $318,694 and $100,000, respectively. Cash equivalents are carried at cost which approximates fair value.

SHORT-TERM INVESTMENTS - Short-term investments are stated at amortized cost which, at December 31, 1995, approximates market value.

RECLASSIFICATIONS - Certain reclassifications have been reflected in the prior year amounts to conform to the current period presentations.

CHANGE IN FISCAL YEAR END - During 1993, the Company elected to change its year end from June 30 to December 31. The following table reflects certain unaudited financial information for the Company for the year ended December 31, 1995 and for the comparable twelve month period ended
December 31, 1994 and 1993:

                                         1995          1994          1993
                                   -----------------------------------------
Revenue                            $ 12,843,620   $ 8,322,301    $ 5,733,993
Cost of goods sold                    9,619,160     6,030,547      4,400,562
General and administrative expense      811,108       710,920        630,707
Selling and distribution expense      1,400,222       804,687        608,557
Net income                              882,600       721,695         73,357

SIGNIFICANT ESTIMATES - Certain estimates and assumptions that affect the reported amounts of assets and liabilities, and the reported amounts of revenue and expenses are made by management in the preparation of financial statements in conformity with generally accepted accounting principles. Actual results could differ from these estimates.

RECENTLY ISSUED ACCOUNTING STANDARD - In October 1995, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards (SFAS ) No. 123, "Accounting for Stock-Based Compensation." SFAS 123, which is effective for fiscal years beginning after December 15, 1995, encourages, but does not require, companies to recognize compensation expense for the theoretical fair value of grants to employees of equity instruments based on mathematical formulas. Companies that choose not to adopt the new accounting rules will continue to apply the existing
                                -F8-
accounting contained in Accounting Principles Board Opinion (APBO) No. 25, "Accounting for Stock Issued to Employees." SFAS 123 requires companies that choose not to adopt the new fair value accounting rules to disclose the pro forma net income and earnings per share as if the fair value rules had been adopted.

The Company will adopt SFAS 123 in 1996 and anticipates it will elect to continue accounting for stock-based compensation in accordance with APBO 25 and provide the disclosures required by SFAS 123. Accordingly, the adoption of SFAS 123 will not have any effect on the Company's consolidated financial position or results of operations.

NOTE 2 - MERGER OF SHEYA BROTHERS SPECIALTY BEVERAGES, INC. AND INVESTMENT IN AMCON STOCK:

On June 7, 1993, the Company merged its wholly-owned subsidiary, Sheya Brothers Specialty Beverages, Inc. ("SBSB"), into AMCON Distributing Company ("AMCON"), a privately held, Omaha-based wholesale distributor.
The measurement date for the transaction was May 28, 1993. In exchange for the net assets of SBSB, the Company received 12.5% of the issued and outstanding common stock of AMCON. As part of the transaction, the Company agreed to distribute a minimum of two-thirds of the AMCON shares to its shareholders, representing approximately an 8% ownership interest in AMCON.

Pursuant to a separate agreement, the Company also issued AMCON 167,000 shares of its restricted common stock and a warrant through May 28, 1996 to purchase up to 100,000 shares of common stock at $1.50 per share. The Company netted proceeds of $235,000 on the issuance of the stock, a portion of which was used to pay a $150,000 note payable to a private investor. AMCON has registration rights with respect to the purchased shares. During 1994, the warrant to purchase 100,000 shares of common stock was canceled and returned to the Company.

During the third quarter of 1995, the Company wrote-down its investment in to the market price of AMCON common stock as reported by NASDAQ on August 4, 1995, the date upon which the stock was initially included on NASDAQ, which resulted in a charge of $848,342. The Company then distributed 266,469 shares of AMCON common stock as a dividend to the Company's shareholders of record as of July 5, 1995. This distribution of 266,469 shares of AMCON represented 87% of the Company's holdings in AMCON. At December 31, 1995, the Company continued to hold 39,674 shares of AMCON common stock.

NOTE 3 - INVENTORIES:

Inventories consist of the following:

                                             December 31,     December 31,
                                                1995             1994
                                            -------------     ------------
Finished Goods                              $  1,009,223      $  398,470
Raw Materials                                    799,034         200,467
                                            -------------     ------------
                                            $  1,808,257      $  598,937
                                            ============      ===========

                                -F9-

NOTE 4 - OTHER CURRENT LIABILITIES:

Other current liabilities consist of the following:


                                            December 31,      December 31,
                                               1995              1994
                                            ------------      ------------
Commitments for marketing and
 promotional programs                       $  218,621        $  229,132
Unbilled inventory receipts                    106,808
Bonuses                                         75,000
Travel and entertainment                        53,500
Other, individually not material               118,192           156,682
                                            ----------        ----------
                                            $  572,121        $  385,814
                                            ==========        ==========

NOTE 5 - LINE OF CREDIT:

During 1995, the Company obtained a $500,000 revolving line of credit collateralized by the Company's accounts receivable and inventory. No borrowings were outstanding under the line as of December 31, 1995. Borrowings made under the agreement bear interest at a variable rate (9% at December 31, 1995). The line of credit agreement also includes certain financial and other covenants. The agreement is currently scheduled to expire in June 1996.

NOTE 6 - INCOME TAXES:

The Company's net deferred income tax asset consists of the following:

                                           1995               1994
                                       -----------        -----------
Net operating loss carryforwards       $   742,000        $   951,000
Accrued liabilities and reserves           145,000            115,000
Other assets                                45,000             51,000
Allowance for doubtful accounts             21,000             22,000
Less: Valuation allowance                        0         (1,139,000)
                                       -----------        ------------
                                       $   953,000        $         0
                                       ===========        ===========

The net operating loss carryforwards are subject to certain annual utilization limits. Previously, the Company had recorded a valuation allowance equal to the deferred income tax assets due to management's uncertainty about the likelihood that the Company would fully utilize these benefits. However, it was determined by the Company during 1995 that, based upon the Company's recent and expected future operating results, it was then more likely than not that the Company would realize its future income tax benefits. Based on this determination, the Company has released the valuation allowance and provided an income tax benefit of $936,440 during 1995.
                                -F10-

The provision (benefit) for income taxes is comprised of the following:

                                December 31, 1995     December 31, 1994
                                -----------------     -----------------
            Current                $  219,000             $   15,100
            Deferred                 (953,000)                     0
                                   -----------            ----------
                                   $ (734,000)            $   15,100
                                   ===========            ==========

For the six-months ended December 31, 1993 and the year ended June 30, 1993, the Company had no provision (benefit) for income taxes.

The provision for income taxes differs from the amount computed by applying the U.S. federal income tax rate of 34% to pretax earnings for the years ended December 31, 1995 and 1994, the six-months ended December 31, 1993 and the year ended June 30, 1993 as follows:

                                                             SIX-
                                       YEAR        YEAR     MONTHS
                                      ENDED       ENDED     ENDED       YEAR
                                     DECEMBER   DECEMBER   DECEMBER     ENDED
                                       31,         31,       31,      JUNE 30,
                                     --------   --------   --------   --------
                                      1995        1994      1993        1993
                                     -----------------------------------------
Income (loss) before income taxes  $ 148,691   $737,000   $143,449  $(348,176)
                                    ========   ========   ========  ==========
U.S. federal income tax at
statutory rate                     $  50,600   $251,000   $ 48,800  $(118,400)

Differences:  State income taxes       5,200                 6,400
Loss on dividend of AMCON stock      318,100
Increase (decrease) in
unrecognized net operating losses
and future deductions             (1,139,000)  (271,000)   (53,400)    85,000
Non-deductible items
and other, net                        31,100     35,100     (1,800)    33,400
                                  -----------  ---------   -------- ---------
Provision for income taxes        $ (734,000)  $ 15,100    $     0  $       0
                                  ===========  ========    =======  =========

As of December 31, 1995, the Company has net operating loss carryforwards of approximately $1,978,000 which expire from 1997 through 2005. Pursuant to Section 382 of the Internal Revenue Code, the Company is limited in the amount of net operating loss carryforwards it may use each year to offset taxable income. The Company's consolidated Section 382 annual limitation is approximately $343,000.
                                -F11-

NOTE 7 - OPTIONS AND WARRANTS:

The Company's stock option activity is as follows:

                                              OPTION
                                 NUMBER      PRICE PER      EXERCISABLE
                               OF SHARES      SHARE          THROUGH
                               ---------    -----------     -----------
Outstanding at June 30, 1992    750,329    $.45 - $3.00    December 1996

Granted in June 1993             70,000            $.75    June 1996
Expired during 1993             (60,333)   $.45 - $1.00
                                --------
Outstanding at June 30, 1993    759,996    $.45 - $3.00    December 1996

Granted in December 1993        465,000    $.70 -  $.75    December 1996
                                -------                       through
                                                           December 2003

Outstanding at December 31,
 1993                         1,224,996    $.45 - $3.00    December 2003

Granted in May 1994             100,000            $.75    December 1996
                                                             through
                                                           December 2001

Exercised in June 1994         (110,000)           $.45
Expired/Cancelled in 1994       (15,000)           $.75
                               ---------
Outstanding at December 31,
1994                          1,199,996    $.45 - $3.00    December 2003
                              ---------
Granted in March 1995            40,000           $1.10    December 1995
                                                             through
                                                           December 1998

Granted in December 1995        272,500           $1.25    December 1996
                                                             through
                                                           December 1999

Exercised in February 1995      (35,000)           $.67
Exercised in June 1995          (66,666)    $.45 - $.75
Expired/Cancelled in 1995      (275,000)           $.75

Outstanding at December 31,
1995                          1,135,830    $.45 - $3.00    December 2002
                              =========
Options Exercisable at
December 31, 1995               973,330    $.45 - $3.00
                              =========

See Note 9 relating to the Company's wholly-owned subsidiary, Fountain Classics, Inc.
                                -F12

During 1995, 100,000 warrants which were previously issued to an underwriter were exercised. These warrants were issued at an exercise price of $1.20 per share and were exercised at $1.18 per share based on adjustments for certain antidilution provisions.

On January 4, 1991, in connection with a loan received by the Company, the Company sold warrants for $3,000 that gave the holder the right to purchase, through January 1996, 300,000 shares of the Company's Common Stock at an exercise price of $.67 per share. During 1995, the Company reduced the exercise price from $.67 per share to $.62 per share and all 300,000 warrants were exercised for aggregate proceeds to the Company of approximately $186,000.

NOTE 8 - COMMITMENTS:

The Company has commitments to lease office space through December 31, 1996. Rental expense of $39,139, $37,901, $9,729, and $255,871 has been recognized for the years ended December 31, 1995 and 1994, the six-months ended December 31, 1993 and the year ended June 30, 1993, respectively. At December 31, 1995, the minimum annual rental commitments under noncancellable operating leases were approximately $34,000 through the year 1996.

In addition to a lease for office space the Company has purchased, through capital leases, certain equipment and software which it has reported as long-term debt.

The Company has outstanding commitments to purchase raw materials
(primarily glass) which aggregate approximately $1.5 million at December
31, 1995.

NOTE 9 - STEWART'S LICENSING AGREEMENT

On December 1, 1993, the Company entered into a licensing agreement with Stewart's Restaurants, Inc. whereby the Company has the exclusive right to market Stewart's brand beverages as a fountain product in 15 Western states. The licensing agreement provided for a licensing fee of $29,750 and a sliding scale royalty, with certain minimums to be paid quarterly to maintain the agreement.

NOTE 10 - MAJOR CUSTOMERS:

Two customers each accounted for approximately 20% of net sales for the years ended December 31, 1995 and 1994. One customer accounted for approximately 25% of net sales for the six-months ended December 31, 1993. No customer accounted for over 10% of net sales for the year ended June 30, 1993.







                                -F13-

NOTE 11 - QUARTERLY INFORMATION (UNAUDITED) 1

The following interim financial information represents the 1995 and 1994 consolidated results of operations on a quarterly basis:


                                                             Per Common Share
Quarter                          Gross                 Net               Net
Ended              Revenue      Profit     Income    Income    Income   Income
- - --------------   ----------  ----------   --------   --------  ------   ------
December 1995    $3,214,852  $  699,116   $102,054   $102,054   $.01     $.01
September 1995    4,286,294   1,060,199    355,763    355,763    .04      .04
June 1995         3,453,111     957,094    322,001    322,001    .04      .04
March 1995        1,889,363     508,051    102,782    102,782    .01      .01

December 1994     1,796,626     455,152     73,129     73,129    .01      .01
September 1994    2,759,084     797,966    347,230    347,230    .04      .04
June 1994         2,521,483     706,949    259,079    259,079    .03      .03
March 1994        1,245,108     331,687     42,257     42,257    .01      .01


1) The Unaudited Supplementary Financial Information was not reviewed by the Company's independent accountants in accordance with standards established for such reviews. Certain reclassifications were made in prior year financial data to conform to the current year presentation.
















                                -F14-