Form 10-Q
period 1996-03-31
CABLE CAR BEVERAGE CORP
filed 1996-05-13
CIK 81057

                             FORM 10-Q
                 SECURITIES AND EXCHANGE COMMISSION
                     WASHINGTON, D.C.  20549

(Mark One)

     QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
     EXCHANGE ACT OF 1934


For the quarterly period ended         March 31, 1996
                              ----------------------------------------

                               OR

     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934


For the transition period from                  to
                              ------------------  ---------------------

Commission File Number                       0-14784
                      --------------------------------------------------

                    CABLE CAR BEVERAGE CORPORATION
- -------------------------------------------------------------------------
       (Exact name of Registrant as specified in its charter)


        DELAWARE                                          52-0880815
    ----------------                                ----------------------
(State or other jurisdiction                          (I.R.S Employer
of incorporation)                                     Identification No.)



           717 17th Street, Suite 1475, Denver, CO  80202-3314
- ---------------------------------------------------------------------------
                (Address of principal executive offices)


                             (303) 298-9038
- ----------------------------------------------------------------------------
           (Registrant's telephone number, including area code)


- ----------------------------------------------------------------------------
           (Former name, former address and former fiscal year, if changed since last report.)

  Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.


             Yes   X                       No
                -------                      --------


The Registrant had 8,825,015 shares of its $.01 par value common stock outstanding as of May 9, 1996.

<

                                                    Form 10-Q
                                                    1st Quarter


                             INDEX
                             -----




                                                                    PAGE
                                                                    ----



PART 1-     FINANCIAL INFORMATION


Item 1.   Consolidated Financial Statements
          ---------------------------------


     Unaudited consolidated balance sheet at March 31, 1996
                    and at December 31, 1995                         3




     Unaudited consolidated statement of operations for the
     three-month periods ended March 31, 1996 and March 31,
                              1995                                   4



     Unaudited consolidated statement of cash flows for the
     three-month periods ended March 31, 1996 and March 31,
                              1995                                   5



      Notes to unaudited consolidated financial statements           6



Item 2    Management's Discussion and Analysis of
          ---------------------------------------
          Financial Condition and Results of Operations              8
          ---------------------------------------------



 PART II.    OTHER INFORMATION                                       9

PART I - FINANCIAL INFORMATION

Item 1.  Consolidated Financial Statements

        CABLE CAR BEVERAGE CORPORATION AND SUBSIDIARIES
        -----------------------------------------------
              UNAUDITED CONSOLIDATED BALANCE SHEET
              ------------------------------------


                                      March 31,                 December 31,
                                        1996                        1995
                                      --------                  -----------

            ASSETS
            ------

CURRENT ASSETS:
Cash and cash equivalents            $504,399                     $576,191
Accounts receivable,
net of allowance for doubtful
accounts of $65,156 at March 31,
1996 and $55,949 at December 31,
1995                                1,373,099                    1,063,040
Inventories                         2,125,747                    1,808,257
Prepaid expenses and other
current assets                         57,621                       40,394
Deferred income tax assets            381,948                      340,389
                                    ---------                    ---------
Total current assets                4,442,814                    3,828,271

PROPERTY AND EQUIPMENT, NET
Property and equipment less
accumulated depreciation of
$108,998 at March 31, 1996
and $99,231 at December 31,
1995                                  119,720                     116,466

OTHER ASSETS:
Goodwill and other intangibles,
less accumulated amortization
of $357,048 at March 31, 1996
and $347,007 at December 31, 1995     621,385                     631,426
Investment in AMCON Distributing Co.   99,185                      99,185
Other assets                           79,030                      72,498
Deferred income tax assets            526,932                     612,854
                                     --------                    --------
                                   $5,889,066                 $5 ,360,700
                                   ==========                 ===========
         LIABILITIES AND STOCKHOLDERS' EQUITY
         ------------------------------------
CURRENT LIABILITIES:
Accounts payable and accrued
liabilites                          $564,161                    $380,198
Other current liabilities            745,332                     572,121
Current portion of long-term debt      3,796                       5,960
                                    --------                    --------
Total current liabilities          1,313,289                     958,279
                                   ---------                    --------
LONG-TERM DEBT                             0                           0
                                   ---------                    --------


STOCKHOLDERS' EQUITY:
Common Stock, $.01 par value;
25,000,000 shares authorized;
8,658,349 shares issued at
March 31, 1996, and 8,658,349
issued at December 31, 1995          86,584                      86,584
Additional paid-in capital        9,502,877                   9,502,877
Accumulated deficit              (4,985,049)                 (5,158,405)
Less - 76,357 common shares
in treasury                         (28,635)                    (28,635)
                                    --------                  ----------
                                  4,575,777                   4,402,421
                                  ----------                  ----------
                                 $5,889,066                  $5,360,700
                                 ==========                  ==========


       SEE NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

                CABLE CAR BEVERAGE CORPORATION AND SUBSIDIARIES
                -----------------------------------------------
                 UNAUDITED CONSOLIDATED STATEMENT OF OPERATIONS
                 ----------------------------------------------

                                                   THREE-MONTHS ENDED
                                                        MARCH 31,
                                                  1996             1995
                                                 ------           ------
REVENUE:
Sales                                           $3,682,809      $1,889,363

COST AND EXPENSES:
Cost of goods sold                               2,696,901       1,381,313
General and administrative                         241,754         140,055
Selling and distribution                           444,148         233,760
Depreciation and amortization                       19,807          15,233
                                                 ---------       ---------
                                                 3,402,610       1,770,361
                                                 ---------       ---------

INCOME FROM OPERATIONS                             280,199         119,002
                                                  --------        --------

OTHER INCOME AND (EXPENSES):
Interest income and other non-operating income      10,264          14,180
Interest expense                                      (145)              0
                                                   --------         ------

INCOME BEFORE INCOME TAXES                         290,318         133,182

PROVISION FOR INCOME TAXES                         116,962          30,400

NET INCOME                                        $173,356        $102,782
                                                  ========        ========


EARNINGS PER COMMON SHARE:
Net Income                                         $   .02         $   .01
                                                   =======         =======

WEIGHTED AVERAGE COMMON AND COMMON
EQUIVALENT SHARES                                9,041,650       8,688,042
                                                 =========       =========

    SEE NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

         CABLE CAR BEVERAGE CORPORATION AND SUBSIDIARIES
         -----------------------------------------------
         UNAUDITED CONSOLIDATED STATEMENT OF CASH FLOWS
         ----------------------------------------------

                                                    THREE-MONTHS ENDED
                                                         MARCH 31,
                                                   1996             1995
                                                 --------         --------

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income                                       $173,356         $102,782
Adjustment to reconcile net income to
net cash from operating activities:
Depreciation and amortization                      19,807           15,233
Provision for loss on accounts receivable           9,207            6,516
Change in current assets and liabilities:
Accounts receivable                              (319,266)         (91,193)
Inventories                                      (317,490)        (175,617)
Prepaid expenses and other current assets         (17,227)          (6,332)
Other assets                                       (6,532)               0
Deferred income tax assets                         44,363                0
Accounts payable and accrued liabilities          183,963          182,217
Other current liabilities                         173,211           17,921
                                                  -------          -------

NET CASH FROM (FOR) OPERATING ACTIVITIES          (56,608)          51,527
                                                  --------          ------

CASH FLOWS FOR INVESTING ACTIVITIES:
Property and equipment, net                       (13,020)         (24,050)
Acquisition of licensing fee                      --------         --------

NET CASH FOR INVESTING ACTIVITIES                  (13,020)        (24,050)
                                                   --------        --------
CASH FLOWS FROM (FOR) FINANCING ACTIVITIES:
Principle payments on debt                          (2,164)         (2,676)
Proceeds from issuance of stock                                    209,450
                                                    -------        -------

NET CASH FROM (FOR) FINANCING ACTIVITIES            (2,164)        206,774
                                                    -------        -------
NET INCREASE (DECREASE) IN CASH AND CASH
EQUIVALENTS                                        (71,792)        234,251

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD   576,191         580,658
                                                   -------         -------
CASH AND CASH EQUIVALENTS AT END OF PERIOD        $504,399        $814,909
                                                  ========        ========

         SEE NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

       CABLE CAR BEVERAGE CORPORATION AND SUBSIDIARIES
      NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Note 1 - Financial Statements Presented:

The consolidated interim financial statements of Cable Car Beverage Corporation (the "Company") at March 31, 1996 and for the three-month periods ended March 31, 1996 and March 31, 1995 are unaudited. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the consolidated financial position, results of operations and cash flows for all periods presented have been made.

The Company's consolidated financial statements at and for the three-months ended March 31, 1996 include the accounts of its wholly-owned subsidiaries, Old San Francisco Seltzer, Inc. and Fountain Classics, Inc.

Certain information and substantially all footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been omitted. It is suggested that these financial statements be read in conjunction with the financial statements and notes thereto included in the Company's consolidated financial statements, filed in Form 10-K for December 31, 1995. The results of operations for the period ended March 31, 1996 are not necessarily indicative of the operating results for the full year.

Certain reclassifications have been reflected in the prior year financial statements to confirm to the current year presentation.

Note 2 - Income Per Common Share:
- --------------------------------
Net income per common and common share equivalent was computed under the treasury stock method using the weighted average number of common shares and dilutive common stock equivalent shares outstanding during the period.

Note 3 - Inventories:
- --------------------
Inventories consisted of:


                                             March 31,        December 31,
                                               1996               1995
                                             ---------         ----------
Finished Goods                              $1,212,429          $1,009,223
Raw Materials                                  913,318             799,034
                                            ----------          ----------
                                            $2,125,747          $1,808,257
                                            ==========          ==========

Note 4 - Income Taxes:
- ---------------------
As of March 31, 1996, the Company had a net deferred income tax asset of approximately $908,880, consisting primarily of net operating loss carryforwards and $673,000 of other future deductible temporary differences. The net operating loss carryforwards are subject to certain annual utilization limits.

Item 2. Management's Discussion and Analysis of Financial Condition And Results of Operations

Current Developments
- --------------------
The Company continued to experience growth of its line of Stewart's brand soft drinks during the March 1996 quarter. Also during the March 1996 quarter, the Company completed designs for Stewart's Diet Country Orange N'
Cream, a line extension of the Stewart's brand.   The Company intends to begin
selling Stewart's Diet Country Orange N' Cream in 1996. The Company also completed product and package development during the March 1996 quarter for ASPEN flavored waters, a new product line that the Company intends to introduce in selected test markets during May 1996.

Liquidity and Capital Resources
- -------------------------------
The Company's current ratio at March 31, 1996 was 3.38 as compared to 3.99 at December 31, 1995. Working capital at March 31, 1996 was $3,129,524 as compared to $2,869,992 at December 31, 1995. For the three-months ended March 31, 1996, cash decreased by approximately $71,792. The principal uses were for operating and investing activities. Net income adjusted for depreciation, amortization and other provisions generated $202,370 in cash. Accounts receivable and inventories increased by a total of $636,756, and accounts payable increased $183,963. Financing activities used cash of $2,164, primarily for the payment of capital leases.

The Company intends to utilize cash from operations to meet its ongoing obligations. The Company has also established a bank line of credit in the amount of $500,000 which it may utilize from time to time to meet seasonal cash needs. Management does not expect liquidity problems during 1996 assuming the Company can maintain or exceed its current sales volume and expenses as a percentage of sales remain relatively constant.

As of March 31, 1996, the Company had net deferred income tax assets of approximately $908,880, consisting primarily of approximately $673,000 in net operating loss carryforwards and other deferred reserves. As of March 31, 1996, the Company has net operating loss carryforwards of approximately $1,892,250 which expire from 1997 through 2005. Pursuant to Section 382 of the Internal Revenue Code, the Company is limited in the amount of net operating loss carryforwards it may use each year to offset taxable income. The Company's consolidated Section 382 annual limitation is approximately $343,000.

Results of Operations
- ---------------------
Comparison of the three-month periods ended March 31, 1996 and March 31, 1995
- -----------------------------------------------------------------------------

Revenue for the three-months ended March 31, 1996 was $3,682,809 versus revenue of $1,889,363 for the three-months ended March 31, 1995. This increase of $1,793,446, or 95%, was primarily due to increased sales of Stewart's brand beverages.

Pre-tax income increased $157,136, or 118%, to $290,318 for the three-months ended March 31, 1996 from $133,182 for the three-months ended March 31, 1995. This increase in pre-tax income is primarily due to increased revenues.

Net income increased by $70,574, or 69%, to $173,356 for the three-months ended March 31, 1996 from $102,782 for the three-months ended March 31, 1995. Net income growth differed from growth in pre-tax income due to the fact that the Company's provision for income taxes was recorded at a higher effective tax rate for 1996 than for 1995. The Company recorded its provision for income taxes at a 38% income tax rate for the three-months ended March 31, 1996, as opposed to a 21% income tax rate for the three-months ended March 31, 1995.

The following table reflects certain financial information for the Company for the comparable three-months ended March 31, 1996 and 1995:



                                            March 31,       March 31,
                                              1996            1995
                                            ---------       --------
Revenue                                    $3,602,809        $1,889,363
Cost of goods sold                          2,696,901         1,381,313
Expenses                                      705,709           389,048
Other income                                   10,119            14,180
Income before income taxes                    290,318           133,182
Net Income                                    173,356           102,782


Cost of goods sold increased $1,315,588 in the first quarter of 1996 versus 1995, but remained at a percentage of sales of 73%.

General and administrative expense increased $101,699 from 1995 to 1996, and decreased as a percentage of sales from 7.4% to 6.6%. The decrease was primarily attributable to increased sales and constant administrative expense.

Selling expense increased $210,388 from 1995 to 1996, and remained constant as a percentage of sales at 12%. The dollar increase was due primarily to the following factors: (1) expenses incurred in 1996 for designing packaging of the Company's proprietary products; and (2) salary and relating selling expenses associated with expanding distribution.

PART II - OTHER INFORMATION

None.

                             SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, hereunto duly authorized.



(REGISTRANT)          CABLE CAR BEVERAGE CORPORATION
BY (signature)        /s/Samuel M. Simpson
BY (signature)        /s/Myron D. Stadler
(DATE)                May 10,1996
(NAME AND TITLE)      Samuel M. Simpson, President
(NAME AND TITLE)      Myron D Stadler, Cheif accounting Officer