Form 10-Q
period 1996-06-30
CABLE CAR BEVERAGE CORP
filed 1996-08-14
CIK 81057

                          FORM 10-Q
               SECURITIES AND EXCHANGE COMMISSION
                    WASHINGTON, D.C.  20549

    (Mark One)

    [x]       QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
              SECURITIES EXCHANGE ACT OF 1934


    For the quarterly period ended        June 30, 1996
                                   ----------------------------

                                OR

    [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934


    For the transition period from               to
                                  ---------------  ---------------


    Commission File Number                  0-14784
                          --------------------------------------------
                  CABLE CAR BEVERAGE CORPORATION
    ---------------------------------------------------------
    (Exact name of Registrant as specified in its charter)


    DELAWARE                                           52-0880815
    --------                                           ----------
 (State or other jurisdiction                      (I.R.S Employer
    of incorporation)                             Identification No.)



    717 17th Street, Suite 1475, Denver, CO  80202-3314
 ----------------------------------------------------------
       (Address of principal executive offices)


                   (303) 298-9038
    ------------------------------------------------------
    (Registrant's telephone number, including area code)



    -----------------------------------------------------
    (Former name, former address and former fiscal year, if changed since last report.)

       Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.


               Yes    X               No
                 ------------           -------------


    The Registrant had 8,828,658 shares of its $.01 par value common stock outstanding as of August 9, 1996.

                                                  Form 10-Q
                                                  2nd Quarter

                             INDEX
                             -----


                                                             PAGE
                                                             ----


  PART I -    FINANCIAL INFORMATION

  Item 1.   Consolidated Financial Statements:
            ---------------------------------
 Unaudited consolidated balance sheet at June 30, 1996
and at December 31, 1995                                       3

 Unaudited consolidated statement of operations for the
six-month and three-month periods ended June 30, 1996
and June 30, 1995                                              4

 Unaudited consolidated statement of cash flows for the
six-month periods ended June 30, 1996 and June 30, 1995        5

 Unaudited consolidated statement of changes in
stockholders' equity                                           6

 Notes to unaudited consolidated financial statements for
the six-month period ended June 30, 1996                       7


  Item 2.  Management's Discussion and Analysis of
         -----------------------------------------
          Financial Condition and Results of Operations        8
          ----------------------------------------------

  PART II - OTHER INFORMATION                                  10

  PART I - FINANCIAL INFORMATION

  Item 1.  Consolidated Financial Statements

         CABLE CAR BEVERAGE CORPORATION AND SUBSIDIARIES
         -----------------------------------------------
              UNAUDITED CONSOLIDATED BALANCE SHEET
              ------------------------------------

                                     June 30,                 December 31,
                                       1996                      1995
                                     --------                 ------------
 ASSETS
- --------
CURRENT ASSETS:
Cash and cash equivalents           $  912,184                 $  576,191
Accounts receivable, net of
allowance for doubtful
accounts of $77,281 at
June 30, 1996 and $55,949 at
December 31, 1995                    1,887,385                  1,063,040
Inventories, net                     2,353,861                  1,808,257
Prepaid expenses and
other current assets                    55,143                     40,394
Deferred income tax assets             381,948                    340,389
                                    -----------                -----------
Total Current Assets                 5,590,521                  3,828,271

PROPERTY AND EQUIPMENT, NET
Property and equipment less
accumulated depreciation of
$121,235 at June 30, 1996
and $99,231 at December 31,
1995                                  133,603                    116,466

OTHER ASSETS:
Goodwill and other
intangibles, less
accumulated
amortization of
$367,087 at June 30,
1996 and $347,007 at
December 31, 1995                     611,346                   631,426
Investment in AMCON
Distributing Co.                       99,185                    99,185
Other assets                          144,659                    72,498
Deferred income tax assets            526,932                   612,854
                                 --------------            -------------
                                 $  7,106,246              $  5,360,700
                                 ==============            =============

 LIABILITIES AND STOCKHOLDERS'
 EQUITY

 CURRENT LIABILITIES:
Accounts payable and accrued
liabilities                        $  977,622                $  380,198
Other current liabilities             987,798                   578,081
                                   ----------                -----------
Total Current Liabilities           1,965,420                   958,279
                                   ----------                -----------

 STOCKHOLDERS' EQUITY:
Common stock, $.01 par
value; 25,000,000 shares
authorized; 8,905,015
shares issued at June 30,
1996 and 8,658,349 issued
at December 31, 1995                   89,050                    86,584
Additional paid-in capital          9,635,409                 9,502,877
Accumulated deficit                (4,554,998)               (5,158,405)
Less - 76,357 common shares
in treasury                           (28,635)                  (28,635)
                                   -----------                ----------
                                    5,140,826                 4,402,421
                                 -------------            --------------
                                 $  7,106,246             $   5,360,700
                                 =============            ==============

    SEE NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

          CABLE CAR BEVERAGE CORPORATION AND SUBSIDIARIES
          -----------------------------------------------
          UNAUDITED CONSOLIDATED STATEMENT OF OPERATIONS
          -----------------------------------------------

                          THREE-MONTHS                 SIX-MONTHS
                          ENDED JUNE 30,              ENDED JUNE 30,
                         1996        1995            1996        1995
                        --------    -------         -------     -------
REVENUE:
Sales                 $5,249,735   $3,453,111     $8,932,544    $5,342,474

COST AND EXPENSES:
Cost of goods sold     3,766,940    2,496,017      6,463,841     3,877,330
General and
administrative           273,375      221,135        515,129       362,662
Selling and
distribution             521,183      336,239        965,331       568,526
Depreciation and
amortization              22,277       15,028         42,084        30,261
                      ----------   ----------      ---------    ----------
                       4,583,775    3,068,419      7,986,385     4,838,780
                      ----------   ----------      ---------    -----------

 INCOME FROM
 OPERATIONS              665,960      384,692        946,159       503,694
                       ----------    ---------      ---------    ----------
 OTHER INCOME AND
 (EXPENSES):
Interest income
and other
non-operating income       9,629       13,312         19,893        27,492
Interest expense             (83)        (691)          (228)         (691)
                        ----------   ----------      ----------    ---------

INCOME BEFORE INCOME
TAXES                    675,506      397,313        965,824       530,495

PROVISION FOR INCOME
TAXES                    245,455       75,312        362,417       105,712
                        --------     --------       --------      --------
NET INCOME              $430,051     $322,001       $603,407      $424,783
                        --------     --------       --------      --------
NET INCOME PER
COMMON SHARE:           $    .05     $    .04       $    .07      $    .05
                        ========     ========       ========      ========

WEIGHTED AVERAGE
COMMON AND COMMON
EQUIVALENT SHARES      9,050,647    9,035,091      9,022,000     8,933,434
                       =========    =========      =========     =========

    SEE NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

         CABLE CAR BEVERAGE CORPORATION AND SUBSIDIARIES
         -----------------------------------------------
         UNAUDITED CONSOLIDATED STATEMENT OF CASH FLOWS
         ----------------------------------------------

                                                  SIX-MONTHS ENDED
                                                      JUNE 30,
                                              1996                1995
                                           ----------          ----------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income                               $ 603,407             $ 424,784
Adjustment to reconcile net income to
net cash from operating activities:
Depreciation and amortization               42,084                30,261
Provision for loss on accounts
receivable                                  21,332                13,500
Change in current assets and
liabilities:
Accounts receivable                       (845,677)             (879,184)
Inventories                               (545,604)           (1,010,207)
Prepaid expenses and other
current assets                             (14,749)              (12,079)
Other assets                               (72,161)              (25,000)
Deferred income tax assets                  44,363
Accounts payable and accrued liabilities   597,424               705,594
Other current liabilities                  414,106               253,803
                                         ----------            -----------
NET CASH FROM OPERATING ACTIVITIES         244,525              (498,528)
                                         ----------            -----------

CASH FLOWS FROM INVESTING ACTIVITIES:
Cash provided by short-term investments                          151,876
Property and equipment acquisitions        (39,141)              (45,091)
                                         -----------           ------------
NET CASH FROM INVESTING ACTIVITIES         (39,141)              106,785
                                         -----------           ------------
CASH FLOWS FROM FINANCING ACTIVITIES:
Principle payments on debt                  (4,389)               (4,640)
Proceeds from issuance of stock            134,998               374,448
                                         -----------           ------------
NET CASH FROM FINANCING ACTIVITIES         130,609               369,808
                                         -----------           ------------
NET INCREASE (DECREASE) IN CASH
AND CASH EQUIVALENTS                       335,993               (21,935)

CASH AND CASH EQUIVALENTS AT
BEGINNING OF PERIOD                        576,191               580,658
                                         ----------           -----------
CASH AND CASH EQUIVALENTS AT
END OF PERIOD                            $ 912,184             $ 558,723
                                         ==========            ==========

                                Page 5

    SEE NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

        CABLE CAR BEVERAGE CORPORATION AND SUBSIDARIES
        ----------------------------------------------
          UNAUDITED CONSOLIDATED STATEMENT OF CHANGES
          -------------------------------------------
                   IN STOCKHOLDERS' EQUITY
                   -----------------------
                               COMMON STOCK               ADDITIONAL
                               ------------
                                 NUMBER OF                 PAID-IN

                            SHARES       AMOUNT             CAPITAL
                           --------    ----------         ------------
Balance, December 31,
1995                      8,658,349      $86,584           $9,502,877
Exercise of stock
options                     246,666        2,466              132,532
Net Income
                          ----------     --------          -----------
BALANCE JUNE 30, 1996     8,905,015      $89,050           $9,635,409
                          =========      ========          ===========












    SEE NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

        CABLE CAR BEVERAGE CORPORATION AND SUBSIDARIES
        ----------------------------------------------
          UNAUDITED CONSOLIDATED STATEMENT OF CHANGES
          -------------------------------------------
                   IN STOCKHOLDERS' EQUITY
                   -----------------------

                           ACCUMU                  TREASURY STOCK
                                                  ----------------
                           -LATED                      NUMBER
                                                         OF
                           DEFICIT               SHARES          AMOUNT
                         -----------          -----------     ------------
Balance, December 31,
1995                    $(5,158,405)            76,357          $(28,635)
Exercise of stock
options
Net Income                  603,407
                        --------------        ----------      ------------
BALANCE JUNE 30, 1996
                        $(4,554,998)            76,357          $(28,635)
                        ============          ==========      ============











      SEE NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
                         Page 6 (cont.)

       CABLE CAR BEVERAGE CORPORATION AND SUBSIDIARIES
       -----------------------------------------------
     NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
     ----------------------------------------------------
Note 1 - Financial Statements Presented:
- -----------------------------------------
    The consolidated interim financial statements of Cable Car Beverage Corporation (the "Company") at June 30, 1996 and for the six-month and three-month periods ended June 30, 1996 and June 30, 1995 are unaudited. In the opinion of management, all adjustments (consisting of only normal recurring adjustments) necessary to present fairly the consolidated financial position, results of operations and cash flows for all periods presented have been made.

    The Company's consolidated interim financial statements include the accounts of its wholly-owned subsidiaries, Old San Francisco Seltzer, Inc. and Fountain Classics, Inc.

    Certain information and substantially all footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been omitted. It is suggested that these financial statements be read in conjunction with the financial statements and notes thereto included in the Company's consolidated financial statements, filed in Form 10-K for December 31, 1995. The results of operations for the period ended June 30, 1996 are not necessarily indicative of the operating results for the full year.

    Certain reclassifications have been reflected in the prior period financial statements to conform to the current year presentations.

    Note 2 - Net Income Per Common Share:

    Net income per common share was computed under the treasury stock method using the weighted average number of common shares and dilutive common stock equivalent shares outstanding during the period.

    Note 3 - Inventories:

    Inventories consisted of:

                                        June 30,           December 31,
                                         1996                  1995
                                       ----------         --------------
    Finished Goods                    $1,378,115            $1,009,223

    Raw Materials                        975,746               799,034
                                     -------------         -------------
                                      $2,353,861            $1,808,257
                                     =============         =============


  Note 4 - Income Taxes:

    At June 30, 1996, the Company had a net deferred income tax asset of approximately $900,000, consisting primarily of net operating loss
carryforwards and other reserves.   Certain of the deferred tax assets are
classified as long-term primarily because some of the net operating loss carryforwards are subject to certain annual utilization limits.

    Item 2. Management's Discussion and Analysis of Financial Condition And Results of Operations

    Certain statements in the following discussions regarding the Company's future product and business plans, financial results, performance and events are forward-looking statements and are based on current expectations. Actual results may differ materially due to a number of risks and uncertainties.

    Current Developments
    --------------------
    The Company continued to experience growth of its line of Stewart's brand soft drinks during the June 1996 quarter. During the second quarter of 1996, the Company also began selling Stewart's Diet Country Orange N' Cream, a line extension of the Stewart's brand and Stewart's Classic Key Lime, a Stewart's seasonal product. Also during the second quarter of 1996, the Company began selling ASPEN flavored waters, a new product line, in selected test markets.

    Liquidity and Capital Resources
    -------------------------------
    At June 30, 1996, the Company's working capital was $3,625,101, an increase of $755,109, or 25%, from December 31, 1995. During the six-month period ending June 30, 1996, the Company generated $244,525 in cash from operations, purchased equipment aggregating approximately $39,000, and received approximately $135,000 from the exercise of stock options. This activity resulted in an increase in the Company's cash balance of approximately $336,000 to a June 30, 1996 balance of $912,184.

    The Company intends to continue utilizing cash from operations to meet its ongoing obligations. However, the Company has also established a bank line of credit in the amount of $500,000 which it may utilize from time to time to meet seasonal cash needs. Management does not expect liquidity problems during 1996 assuming the Company can maintain or exceed its current sales volume and expenses as a percentage of sales remain relatively constant.

      As of June 30, 1996, the Company had net deferred income tax asset of approximately $900,000, consisting primarily of net operating loss carryforwards and other deferred reserves. As of June 30, 1996, the Company has net operating loss carryforwards of approximately $1,900,000 which expire from 1997 through 2005. Pursuant to Section 382 of the Internal Revenue Code, the Company is limited in the amount of net operating loss carryforwards it may use each year to offset taxable income. The Company's consolidated Section 382 annual limitation is approximately $343,000.

  Results of Operations
  ---------------------
  Comparison of the six-month periods ended June 30, 1996 and June 30, 1995
  -------------------------------------------------------------------------
Revenue for the six-months ended June 30, 1996 was $8,932,544 versus revenue of $5,342,474 for the six-months ended June 30, 1995. This increase of $3,590,070, or 67%, was primarily due to increased sales of Stewart's brand products

Cost of goods sold increased by $2,586,511 for the comparative six-months ended June 30, 1996 and June 30, 1995. As a percentage of sales, cost of goods sold decreased to 72.4% for the six-months ended June 30, 1996 from 72.6% for the six-months ended June 30, 1995. This decrease is primarily due to an increased selling price on Stewart's brand products which was partially offset by increased cost of materials.

    General and administrative expenses increased by $152,466 for the six-months ended June 30, 1996 compared to the six-months ended June 30, 1995. General and administrative costs decreased as a percentage of sales to 5.8% from 6.8% for the six-months ended June 30, 1996 and 1995, respectively.
This decline is the result of many administrative costs remaining constant relative to sales.

    Selling expense increased $396,805 for the comparative six-months ended June 30, 1996 from June 30, 1995, primarily due to increased promotional spending on the Stewart's brand products. As a percentage of sales, selling expense was constant.

    Pre-tax income increased $435,329, or 87.8% to $965,824 for the six-months ended June 30, 1996 compared with $530,495 for the six-months ended June 30, 1995. This increase is due primarily from increased Stewart's brand sales.

    Net income increased by $178,624, or 42.1%, to $603,407 for the six-months ended June 30, 1996 form $424,783 for the six-months ended June 30, 1995.
The growth rate in net income differed from the growth rate in pre-tax income for the comparative six-months ended June 30, 1996 and 1995 which was the result of a higher effective tax rate used to record the provision for income taxes in 1996. The Company recorded its provision for income taxes at a 38% effective income tax rate compared to 20% for the six-months ended June 30, 1996 and 1995, respectively.

  Comparison of the three-month periods ended June 30, 1996 and June 30, 1995
  ---------------------------------------------------------------------------

      Revenue for the three-months ended June 30, 1996 was $5,249,735 versus revenue of $3,453,111 for the three-months ended June 30, 1995. This increase of $1,796,624, or 52%, was primarily due to increases sales of Stewart's brand products

    Cost of goods sold increased by $1,270,923 for the comparative three-months ended June 30, 1996 and June 30, 1995. As a percentage of sales, cost of goods sold decreased to 71.8% for the three-months ended June 30, 1996 from 72.3% for the three-months ended June 30, 1995. This decrease is primarily due to an increased selling price on Stewart's brand products which was partially offset by increased cost of materials.

    General and administrative expenses increased by $52,240 for the three-months ended June 30, 1996 compared to the three-months ended June 30, 1995. General and administrative costs decreased as a percentage of sales to 5.2% from 6.4% for the three-months ended June 30, 1996 and 1995, respectively. This decline is the result of many administrative costs remaining constant relative to sales.

    Selling expense increased $184,944 for the comparative three-months ended June 30, 1996 from June 30, 1995 primarily due to increased promotional spending on the Stewart's brand products. As a percentage of sales, selling expense was constant.

    Pre-tax income increased $278,193, or 73.1% to $675,506 for the three-months ended June 30, 1996 compared with $397,313 for the three-months ended June 30, 1995. This increase is due primarily from increased Stewart's brand sales.

    Net income increased by $108,050, or 33.6%, to $430,051 for the three-months ended June 30, 1996 form $322,001 for the three-months ended June 30, 1995. The growth rate in net income differed from the growth rate in pre-tax income for the comparative three-months ended June 30, 1996 and 1995 which was the result of a higher effective tax rate used to record the provision for income taxes in 1996. The Company recorded its provision for income taxes at a 36% effective income tax rate compared to 19% for the three-months ended June 30, 1996 and 1995, respectively.

    PART II - OTHER INFORMATION


    Item 6.  Exhibits and Reports
    on Form 8-K

    (a)    Exhibits

    3 (i)    Certificate of Incorporation*
    3 (ii)   Certificate of Amendment (Changing Name)**
    3 (iii)  By-Laws*
    27       Financial Data Schedule

    *     Incorporated by reference to Form 10-K dated 10/09/87
    **   Incorporated by reference to Form S-1 filed 09/25/89 (SEC #33-30480)

    (b)  Reports on Form 8-K

    No reports on Form 8-K were filed with the Commission for the quarter ended June 30, 1996.

                         SIGNATURES

    Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, hereunto duly authorized.

                                          CABLE CAR BEVERAGE CORPORATION
                                                  (registrant)



    Date:  August 09, 1996             By:    /s/Samuel M. Simpson
                                             ------------------------------
                                                Samuel M. Simpson
                                                   President



                                             /s/Myron D. Stadler
                                            -------------------------------
                                                Myron D. Stadler
                                             Chief Accounting Officer