Form 10-Q
period 1996-09-30
CABLE CAR BEVERAGE CORP
filed 1996-11-13
CIK 81057

                            FORM 10-Q
                 SECURITIES AND EXCHANGE COMMISSION
                     WASHINGTON, D.C.  20549

(Mark One)

  [X]   	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
         EXCHANGE ACT OF 1934

For the quarterly period ended            September 30, 1996
                              -------------------------------------------
                                 OR

  [ ]   	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
         SECURITIES EXCHANGE ACT OF 1934

For the transition period from                  to
                              ------------------   -------------------

Commission File Number                  0-14784
                       -----------------------------------------------
                  CABLE CAR BEVERAGE CORPORATION
---------------------------------------------------------------------------
        (Exact name of Registrant as specified in its charter)

         DELAWARE                                     52-0880815
-------------------------------            ---------------------------------
(State or other jurisdiction
of incorporation)                          (I.R.S. EmployerIdentification No.)

            717 17th Street, Suite 1475, Denver, CO  80202-3314
----------------------------------------------------------------------------
                 (Address of principal executive offices)

                             (303) 298-9038
----------------------------------------------------------------------------
            (Registrant's telephone number, including area code)

-----------------------------------------------------------------------------
            (Former name, former address and former fiscal year,
             if changed since last report.)

	Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

           Yes      X                   No
              ----------------             ---------------

The Registrant had 8,895,324 shares of its $.01 par value common stock outstanding as of November 8, 1996.

                                                                  Form 10-Q
                                                                  3rd Quarter


                                  INDEX
                                  -----



                                                                 PAGE
                                                               ---------

PART I -
FINANCIAL INFORMATION

Item 1. Consolidated Financial Statements:
        ---------------------------------

Unaudited consolidated balance sheet at September 30,
1996 and at December 31, 1995                                      3

Unaudited consolidated statement of operations for the
nine-month and three-month periods ended September
30, 1996 and September 30, 1995                                    4

Unaudited consolidated statement of cash flows for the
nine-month periods ended September 30, 1996 and
September 30, 1995                                                 5

Unaudited consolidated statement of changes in
stockholders' equity                                               6

Notes to unaudited consolidated financial statements for
the nine-month period ended September 30, 1996                     7


Item 2. Management's Discussion and Analysis of
        --------------------------------------
    Financial Condition and Results of Operations                  8
    ---------------------------------------------


PART II -  OTHER INFORMATION

PART I - FINANCIAL INFORMATION

Item 1.  Consolidated Financial Statements

           CABLE CAR BEVERAGE CORPORATION AND SUBSIDIARIES
           -----------------------------------------------
                UNAUDITED CONSOLIDATED BALANCE SHEET
                ------------------------------------

                                     SEPTEMBER 30,         DECEMBER 31,
                                        1996                   1995
                                     -------------         ------------
ASSETS
------

CURRENT ASSETS:
  Cash and cash equivalents           $ 1,293,232           $ 576,191
  Accounts receivable, net of
  allowance for doubtful
  accounts of $99,241 at
  September 30, 1996 and
  $55,949 at December 31, 1995          1,885,589           1,063,040
  Inventories, net                      2,499,441           1,808,257
  Prepaid expenses and
  other current assets                     48,222              40,394
  Deferred income tax assets              411,219             340,389
                                        ---------           ---------
Total Current Assets                    6,137,703           3,828,271


PROPERTY AND EQUIPMENT, NET

  Property and equipment less
  accumulated depreciation
  of $130,586 at September 30,
  1996 and $99,231 at
  December 31, 1995                       132,542             116,466

OTHER ASSETS:

  Goodwill and other intangibles,
  less accumulated amortization of
  $376,432 at September 30, 1996
  and $347,007 at December 31, 1995       602,001             631,426
  Investment in AMCON Distributing Co.     99,185              99,185
  Other assets                            142,380              72,498
  Deferred income tax assets              558,966             612,854
                                        ---------           ---------
                                       $7,672,777          $5,360,700
                                        =========           =========

LIABILITIES AND STOCKHOLDERS' EQUITY
------------------------------------

CURRENT LIABILITIES:

  Accounts payable and accrued
  liabilities                          $  855,659          $  380,198
  Other current liabilities             1,231,177             578,081
                                        ---------             -------
Total Current Liabilities               2,086,836             958,279
                                        ---------             -------

STOCKHOLDERS' EQUITY:

  Common stock, $.01 par value;
  25,000,000 shares authorized;
  8,905,015 shares issued at
  September 30, 1996 and
  8,658,349 issued at
  December 31, 1995                        89,050              86,584
  Additional paid-in capital            9,635,409           9,502,877
  Accumulated deficit                  (4,109,883)         (5,158,405)
  Less - 76,357 common shares
  in treasury                             (28,635)            (28,635)
                                        ----------          ----------
                                        5,585,941           4,402,421
                                        ----------          ----------
                                       $7,672,777          $5,360,700
                                       ===========         ===========


     SEE NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

         CABLE CAR BEVERAGE CORPORATION AND SUBSIDIARIES
         -----------------------------------------------
         UNAUDITED CONSOLIDATED STATEMENT OF OPERATIONS
         ----------------------------------------------


                           THREE-MONTHS                NINE-MONTHS
                        ENDED SEPTEMBER 30,         ENDED SEPTEMBER 30,
                        1996          1995          1996          1995
                      --------     ----------    ---------     -----------
REVENUE:

Sales                $5,664,924     $4,286,294    $14,597,468    $9,628,768

COST AND EXPENSES:
Cost of goods sold    4,085,908      3,226,095     10,549,749     7,103,425
General and
administrative          306,217        228,398        821,346       591,060
Selling and
distribution            503,836        478,347      1,469,167     1,046,873
Depreciation and
amortization             21,785         17,119         63,869        47,380
                      ---------       --------      ---------     ---------
                      4,917,746      3,949,959     12,904,131     8,788,738
                      ---------      ---------     ----------     ---------


INCOME FROM
OPERATIONS              747,178        336,335      1,693,337       840,030

OTHER INCOME AND
(EXPENSES):
Interest income
and other non-
operating income         11,626          9,946         31,519        37,438
Interest expense            (42)          (259)          (270)         (950)
Loss on Amcon stock                   (848,342)                    (848,342)
                       ---------       --------      ---------     --------

INCOME (LOSS)
 BEFORE
 INCOME TAXES           758,762       (502,320)     1,724,586        28,176

PROVISION (BENEFIT)
FOR INCOME TAXES        313,647       (858,083)       676,064      (752,371)
                      ---------        -------       --------      --------
NET INCOME            $ 445,115       $355,763     $1,048,522      $780,547
                      =========       ========      =========       =======
NET INCOME PER
COMMON SHARE          $     .05       $    .04     $      .12      $    .09
                      =========       ========     ==========      ========
WEIGHTED AVERAGE
COMMON AND COMMON
EQUIVALENT SHARES     9,268,101      9,059,421      9,066,057     8,928,463
                      =========      =========      =========     =========


         SEE NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

            CABLE CAR BEVERAGE CORPORATION AND SUBSIDIARIES
            -----------------------------------------------
            UNAUDITED CONSOLIDATED STATEMENT OF CASH FLOWS
            ----------------------------------------------

                                                  NINE-MONTHS ENDED
                                                    SEPTEMBER 30,
                                                 1996           1995
                                              ----------     ----------
CASH FLOWS FROM OPERATING ACTIVITIES:

Net income                                   $ 1,048,522    $   780,547
Adjustment to reconcile net income to
 net cash from operating activities:
 Loss on investment in AMCON                                    848,342
 Other                                             1,973
 Depreciation and amortization                    63,869         47,380
 Provision for loss on accounts receivable        43,292          8,370
Change in current assets and liabilities:
 Accounts receivable                            (865,841)      (642,184)
 Inventories                                    (691,184)    (1,191,692)
 Prepaid expenses and other current assets        (7,828)        (6,665)
 Other assets                                    (69,882)
 Deferred income tax assets                      (16,942)      (936,440)
 Accounts payable and accrued liabilities        475,461        352,727
 Other current liabilities                       658,681        402,739
                                                --------       --------
NET CASH FROM OPERATING ACTIVITIES               640,121       (336,876)
                                                --------       --------
CASH FLOWS FROM INVESTING ACTIVITIES:
Cash provided by short-term investments                          58,102
Property and equipment acquisitions              (52,493)       (98,054)
                                                 -------        -------
NET CASH FROM INVESTING ACTIVITIES               (52,493)       (39,952)

CASH FLOWS FROM FINANCING ACTIVITIES:
 Principle payments on debt                       (5,585)        (6,690)
 Proceeds from issuance of stock                 134,998        374,449
                                                 -------        -------
NET CASH FROM FINANCING ACTIVITIES               129,413        367,759
                                                 -------        -------
NET INCREASE (DECREASE) IN CASH
AND CASH EQUIVALENTS                             717,041         (9,069)

CASH AND CASH EQUIVALENTS AT
BEGINNING OF PERIOD                              576,191        580,658
                                               ---------       --------
CASH AND CASH EQUIVALENTS
AT END OF PERIOD                              $1,293,232       $571,589

SUPPLEMENTAL DISCLOSURE OF NON-CASH
FINANCING AND INVESTING ACTIVITIES
 Dividend of AMCON stock                                       $799,407

       SEE NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

           CABLE CAR BEVERAGE CORPORATION AND SUBSIDIARIES
           -----------------------------------------------
             UNAUDITED CONSOLIDATED STATEMENT OF CHANGES
             -------------------------------------------
                      IN STOCKHOLDERS' EQUITY
                      -----------------------


                  COMMON STOCK      ADDITIONAL    ACCUMU      TREASURY STOCK
                  ------------       PAID-IN      -LATED      --------------
               SHARES      AMOUNT    CAPITAL      DEFICIT    SHARES   AMOUNT
              --------    --------   -------     ---------   -------  -------

Balance,
December
31, 1995    8,658,349    $ 86,584  $9,502,877  $(5,158,405)  76,357  $(28,635)
Exercise
of stock
options       246,666       2,466     132,532
Net
Income                                           1,048,522
             --------      ------     -------   ---------    -------  -------
Balance
September
30, 1996    8,905,015    $ 89,050  $9,635,409  $(4,109,883)  76,357  $(28,635)
            =========    ========   =========   ==========   ======   =======











        SEE NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

           CABLE CAR BEVERAGE CORPORATION AND SUBSIDIARIES
           -----------------------------------------------
         NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
         ----------------------------------------------------
Note 1 - Financial Statements Presentation:
------------------------------------------
The consolidated interim financial statements of Cable Car Beverage Corporation (the "Company") at September 30, 1996, and for the nine-month and three-month periods ended September 30, 1996, and September 30, 1995 are unaudited. In the opinion of management, all adjustments (consisting of only normal recurring adjustments) necessary to present fairly the consolidated financial position, results of operations and cash flows for all periods presented have been made.

The Company's consolidated interim financial statements include the accounts of its wholly-owned subsidiaries, Old San Francisco Seltzer, Inc. and Fountain Classics, Inc.

Certain information and substantially all footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been omitted. It is suggested that these financial statements be read in conjunction with the financial statements and notes thereto included in the Company's consolidated financial statements, filed in Form 10-K for December 31, 1995. The results of operations for the period ended September 30, 1996 are not necessarily indicative of the operating results for the full year.

Certain reclassifications have been reflected in the prior period financial statements to conform to the current year presentations.

Note 2 - Net Income Per Common Share:
------------------------------------
Net income per common share was computed under the treasury stock method using the weighted average number of common shares and dilutive common stock equivalent shares outstanding during the period.

Note 3 - Inventories:
--------------------
Inventories consisted of:

                                September 30,             December 31,
                                   1996                       1995
                                ------------              -----------

Finished Goods                   $1,290,744               $1,009,223
Raw Materials                     1,208,697                  799,034
                                  ---------                ---------
                                 $2,499,441               $1,808,257
                                  =========                =========

Note 4 - Income Taxes:
----------------------
At September 30, 1996, the Company had net deferred income tax assets of approximately $970,000, consisting primarily of $645,075 in net operating loss carryforwards and $325,110 of other future deductible temporary differences. The net operating loss carryforwards are subject to certain annual utilization limits. Prior to September 30, 1995, the Company had recorded a valuation allowance equal to the deferred income tax assets due to management's uncertainty about the likelihood that the Company would fully utilize these benefits. However, it was determined by the Company at September 30, 1995 that, based upon the Company's recent and expected future operating results, it is now more likely than not that the Company will realize all of its future income tax benefits. Based on this determination, the Company eliminated the valuation allowance against the deferred income tax assets which resulted in an income tax benefit of $936,440 for the quarter ended September 30, 1995.

Note 5 - Loss on Investment in AMCON/Dividend of AMCON Common Stock:
-------------------------------------------------------------------
During the September 1995 quarter, the Company wrote down its investment in AMCON Distributing Company, Inc. ("AMCON") to the market price of AMCON common stock as reported by NASDAQ on August 4, 1995, the date upon which the stock was initially included on NASDAQ, which resulted in a charge of $848,342. On July 31, 1995, the Company distributed 266,469 shares of AMCON common stock as a dividend to the Company's shareholders of record as of July 5, 1995. This distribution of 266,469 shares of AMCON represented 87% of the Company's holdings in AMCON. At September 30, 1996 the Company continued to hold 39,674 shares of AMCON common stock.


Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Certain statements in the following discussions regarding the Company's future product and business plans, financial results, performance and events are forward-looking statements and are based on current expectations. Actual results may differ materially due to a number of risks and uncertainties.

Current Developments
--------------------
The Company continued to experience growth of its line of Stewart's brand soft drinks during the September 1996 quarter. During the third quarter of 1996, the Company also announced the introduction of Java Cola, a carbonated coffee flavored line of Cola drinks.

Liquidity and Capital Resources
-------------------------------
At September 30, 1996, the Company's working capital was $4,050,867, an increase of $1,180,875, or 41%, from December 31, 1995. During the nine-month period ending September 30, 1996, the Company generated $640,121 in cash from operations, purchased equipment aggregating approximately $52,000, and received approximately $135,000 from the exercise of stock options. This activity resulted in an increase in the Company's cash balance of approximately $717,000 to a September 30, 1996 balance of $1,293,232. The Company's other current liabilities increased by $653,096 to a September 30, 1996 balance of $1,231,177. This change is primarily due to increases in accrued promotional expense and payroll expense, and an increase in the current year tax liability.

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

As of September 30, 1996, the Company had net deferred income tax assets of approximately $970,000, consisting primarily of net operating loss carryforwards and other deferred reserves. As of September 30, 1996, the Company has net operating loss carryforwards of approximately $1,700,000 which expire from 1999 through 2005. Pursuant to Section 382 of the Internal Revenue Code, the Company is limited in the amount of net operating loss carryforwards it may use each year to offset taxable income. The Company's consolidated Section 382 annual limitation is approximately $343,000.


Results of Operations
---------------------
Comparison of the nine-month periods ended September 30, 1996 and September 30, 1995 Revenue for the nine-months ended September 30, 1996 was $14,597,468 versus revenue of $9,628,768 for the nine-months ended September 30, 1995. This increase of $4,968,700, or 52%, was primarily due to increased sales of Stewart's brand products

Cost of goods sold increased by $3,446,324 for the comparative nine-months ended September 30, 1996 and September 30, 1995. As a percentage of sales, cost of goods sold decreased to 72.3% for the nine-months ended September 30, 1996 from 73.8% for the nine-months ended September 30, 1995. This decrease is primarily due to a combination of the following: increase in costs on certain raw materials, increase in selling price for certain packages of the Stewart's selling line, and greater sales of larger package sizes in the Stewart's line.

General and administrative expenses increased by $230,286 for the nine-months ended September 30, 1996 compared to the nine-months ended September 30, 1995. General and administrative costs decreased as a percentage of sales to 5.6% from 6.1% for the nine-months ended September 30, 1996 and 1995, respectively. The increase is due to increased salaries, and bad debt expense.

Selling expense increased $422,294 for the comparative nine-months ended September 30, 1996 from September 30, 1995, primarily due to increased promotional spending on the Stewart's brand products. As a percentage of sales, selling expense was relatively constant.

Net income increased by $267,975, or 34.3%, to $1,048,522 for the nine-months ended September, 1996 from $780,547 for the nine-months ended September 30, 1995. The Company recorded income taxes using a 38% income tax rate compared to 21% for the nine-months ended September 30, 1996 and 1995, respectively.

Comparison of the three-month periods ended September 30, 1996 and September
----------------------------------------------------------------------------
30, 1995
--------
Revenue for the three-months ended September 30, 1996 was $5,664,924 versus revenue of $4,286,294 for the three-months ended September 30, 1995. This increase of $1,378,630, or 32.2%, was primarily due to increases sales of Stewart's brand products

Cost of goods sold increased by $859,813 for the comparative three-months ended September 30, 1996 and September 30, 1995. As a percentage of sales, cost of goods sold decreased to 72.1% for the three-months ended September
30, 1996 from 75.3% for the three-months ended September 30, 1995. This decrease is primarily due to a combination of the following: increase in costs on certain raw materials, increase in selling price for certain packages of the Stewart's selling line, greater sales of larger package sizes in the Stewart's line, and temporarily higher production costs in the third quarter of 1995.

General and administrative expenses increased by $77,819 for the three-months ended September 30, 1996 compared to the three-months ended September 30, 1995. General and administrative costs increased as a percentage of sales to 5.4% from 5.3% for the three-months ended September 30, 1996 and 1995, respectively. The increase is primarily due to increased salaries expense, and an increase in bad debts expense.

Selling expense increased $25,489 for the comparative three-months ended September 30, 1996 from September 30, 1995. As a percentage of sales, selling expense decreased to 8.9% from 11.2% for the three-months ended September 30, 1996 and 1995, respectively. This decrease is primarily due to the timing of promotional expense resulting in lower promotional spending as a % of sales in the third quarter of 1996 as compared with the third quarter of 1995.

Net income increased by $89,352, or 25.1%, to $445,115 for the three-months ended September 30, 1996 from $355,763 for the three-months ended September 30, 1995. The Company recorded its income taxes using a 38% income tax rate compared to 21% for the three-months ended September 30, 1996 and 1995, respectively.

PART II - OTHER INFORMATION

Item 6.  Exhibits and Reports on Form 8-K


         (a) Exhibits


             3 (i)      Certificate of Incorporation*
             3 (ii)     Certificate of Amendment (Changing Name)**
             3 (iii)    By-Laws*
             27         Financial Data Schedule

*     Incorporated by reference to Form 10-K dated 10/09/87
**   Incorporated by reference to Form S-1 filed 09/25/89 (SEC #33-30480)


        (b) Reports on Form 8-K

            No reports on Form 8-K were filed with the Commission for the quarter ended September 30, 1996.

                            SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, hereunto duly authorized.


                                            CABLE CAR BEVERAGE CORPORATION
                                                     (registrant)



Date:  November 11, 1996                 By:/s/Samuel M. Simpson
                                            ---------------------
                                             Samuel M. Simpson
                                             President



                                           /s/Myron D. Stadler
                                           --------------------
                                            Myron D. Stadler
                                            Chief Accounting Officer