Form 10-K
period 1996-12-31
CABLE CAR BEVERAGE CORP
filed 1997-03-31
CIK 81057

                 SECURITIES AND EXCHANGE COMMISSION
                      WASHINGTON, D.C.  20549

                            FORM 10-K

                          ANNUAL REPORT
                PURSUANT TO SECTION 13 OR 15 (d) OF
                THE SECURITIES EXCHANGE ACT OF 1934
 (Mark One)

 [ X ] Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

       For the fiscal year ended December 31, 1996

 [ ] Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934



    For the transition period from           to
                                  -----------   -----------


    Commission file number         0-14784
                           ------------------------

                 Cable Car Beverage Corporation
     ------------------------------------------------------
     Exact name of Registrant as specified in its charter)


            DELAWARE                           52-0880815
    -------------------------------         -----------------
    (State or other jurisdiction             (I.R.S. Employer
   of incorporation or organization)       Identification No.)

    717 17th Street, Suite 1475, Denver, Colorado           80202
    ----------------------------------------------      ------------
      (Address of principal executive offices)           (Zip Code)

    Registrant's telephone number, including area code: (303) 298-9038
                                                        --------------
    Securities registered pursuant to Section 12(b) of the Act:

                                   Name of each exchange on
         Title of each class         which registered

                 None                   None
              ---------              ----------
    Securities registered pursuant to Section 12(g) of the Act:
    Common Stock, $.01 Par Value
 --------------------------------------------------------------------
                              (Title of class)

  Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
                    Yes   X      No
                       --------     --------
   The aggregate market value of equity securities held by non-affiliates of the Registrant on March 25, 1997 was approximately $18,730,000.

   As of March 25, 1997 there were 8,905,324 shares of common stock outstanding.

        CABLE CAR BEVERAGE CORPORATION AND SUBSIDIARIES
        -----------------------------------------------
                 1996 FORM 10-K ANNUAL REPORT
                 ----------------------------
                     Table of Contents
                     -----------------
                                                              Page
                                PART I

      Item 1.Business                                          3

      Item 2.Properties                                        6

      Item 3.Legal Proceedings                                 6

      Item 4.Submission of Matters to a
             Vote of Security Holders                          6


                                PART II

      Item 5.Market for the Registrant's
             Common Stock and Related
             Stockholder Matters                               7

      Item 6.Selected Financial Data                           7

      Item 7.Management's Discussion and
             Analysis of Financial
             Condition and Results of Operations               9

      Item 8.Financial Statements and Supplementary Data       11

      Item 9.Changes in and Disagreements with
             Accountants on Accounting and
             Financial Disclosure                              12


                                PART III

      Item 10.Directors and Executive Officers of
              the Registrant                                   13

      Item 11.Executive Compensation                           13

      Item 12.Security Ownership of Certain
              Beneficial Owners and
              Management                                       13

     Item 13.Certain Relationships and Related
             Transactions                                      13

                                PART IV

      Item 14.Exhibits, Financial Statement
              Schedules and Reports on Form 8-K                14

                                 PART I

    ITEM 1.  BUSINESS.

    GENERAL
    -------
    Cable Car Beverage Corporation, (the "Company") was incorporated under the laws of Delaware on April 1, 1968. The Company's business consists of marketing its line of proprietary soft drinks and waters throughout the United States and in Canada. As discussed in more detail below, the Company's product line consists of Stewart's brand soft drinks, JAVA COLA, Fountain Classics Seltzer, San Francisco Seltzer, Aspen Mountain Spring Water and Aspen flavored waters. During 1996, the
Company began marketing two new Stewart's flavors (Stewart's Classic
Key Lime and Cherries N' Cream) as well as a new line of carbonated, coffee-flavored cola under the name of JAVA COLA.

    Proprietary Products Marketing:

    General: The Company initially entered its current business of marketing beverages on August 27, 1987 when it acquired, through its subsidiary Old San Francisco Seltzer, Inc. ("SFS"), the assets and business of Old San Francisco, Inc. ("Old SF"), a California corporation that marketed a product line of flavored seltzers.

    The Company added to its line of beverages when, on July 11, 1989, it entered into a licensing agreement with Stewart's Restaurants, Inc. ("Stewart's"), a New Jersey based franchiser of Stewart's Drive-In Root Beer Stands, pursuant to which the Company has the exclusive right to produce and market Stewart's brand beverages for the entire United States. Pursuant to an addendum to the Stewart's licensing agreement dated April 11, 1994, the Company was granted the exclusive rights for Canada, and once the Company achieves cumulative sales of 4,000,000 cases, the license becomes worldwide provided the Company maintains annual sales of 1,000,000 cases. The agreement provides for a sliding scale royalty with a minimum annual royalty of $50,000. For the year ended December 31, 1996, the royalty payments exceeded the minimum royalty due and the Company expects the same in future years. Termination of the agreement may occur if the Company's annual sales of Stewart's Root Beer are less than 500,000 cases for each year.

    On December 1, 1993, the Company entered into a separate licensing agreement with Stewart's, whereby the Company has the exclusive right to market Stewart's brand beverages as a fountain product in 15 states. The agreement provided for a one time licensing fee of $29,250 and payment of
a sliding scale royalty.   The Company is marketing the Stewart's
fountain product through its wholly-owned subsidiary, Fountain Classics, Inc. ("FCI").

    On November 22, 1989, the Company acquired the assets and business of Aspen Mineral Water Corporation ("Aspen"), a Colorado corporation that marketed a sparkling water. Currently, the Company markets a line of non-carbonated fruit flavored beverages under the brand name of Aspen. The Company also markets a non-carbonated spring water under the Aspen name.

    Proprietary Products: The Company's proprietary product line currently consists of Stewart's premium soft drinks (Root Beer, Orange
N' Cream, Cream Ale, Ginger Beer, Classic Key Lime, and Cherries N' Cream), JAVA COLA, San Francisco Seltzer, Aspen Mountain Spring Water
and Aspen flavored waters.   Stewart's products are packaged in original
and diet and are sweetened using non-sugar sweeteners - fructose in the original line and NutraSweet brand sweetener in the diet line. JAVA COLA is a unique coffee-flavored cola made with real coffee and is sold in four different flavors: Original, Diet, Mocha and Vanilla. San Francisco Seltzer is a naturally flavored soft drink which contains no sodium or preservatives and is available in regular and diet flavors that are sweetened with fructose and NutraSweet, respectively. Aspen Mountain Spring Water is a non-carbonated water. Aspen flavored waters are non-carbonated, fruit flavored beverages.

    For the years ended December 31, 1996 and 1995, the Stewart's brand accounted for approximately 98% and 96% of the Company's proprietary brand sales, respectively. The Company anticipates that the Stewart's brand will continue to account for a significant portion of sales for the year ending December 31, 1997.

    Marketing and Distribution: The brand products business consists of both sales of concentrate to regional soft drink bottlers and the sale of finished goods to distributors. Where the Company sells concentrate to bottlers, the bottlers produce finished goods and sell through their own distribution network. When the Company sells finished goods directly to distributors, the Company has product produced for it by contract manufacturers. The Company does not directly manufacture any of the products it sells. The Company's products are retailed primarily in grocery, convenience and liquor stores and food service accounts. Consumer marketing consists of newspaper, magazine, outdoor and radio advertising, along with in-store product demonstrations and point of sale promotions. The Company presently sells product to numerous bottlers and distributors in the United States and Canada.

    Competition: The soft drink business is extremely competitive and there are numerous competing products. Most competitors are larger and have greater financial resources than the Company. The Company's principal means for competing within this category are its product line and flavors and through its advertising, packaging and promotions.

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

    Wholesale Distribution - Divested on June 7, 1993

    General: From 1987 until 1993, the Company was also engaged in the business of wholesale distribution of beverages through its former subsidiary, Sheya Brothers Specialty Beverages, Inc. ("SBSB"). On June 7, 1993, SBSB was merged into AMCON Distributing Company ("AMCON"), a then privately-held, Omaha-based wholesale distributor.

    In connection with the merger of SBSB into AMCON, the Company received 306,143 shares of common stock of AMCON. Pursuant to the Agreement and Plan of Merger with AMCON, on July 31, 1995, the Company distributed 266,469 AMCON shares to shareholders of the Company on a prorata basis. As of December 31, 1996, the Company holds 39,674 shares of AMCON.

    Seasonality:

    Due to the seasonality of the beverage industry, the Company's sales volumes are normally at their highest in the second and third calendar quarters.

    Prospective Products and Acquisition Activities:

    The Company continues to develop line extensions under its various brand names, primarily by adding new packages and flavors. As described above, the Company introduced the following new products during 1996:
Stewart's Classic Key Lime and Cherries N' Cream. The Company intends to continue expanding into beverage products, through both internal development and acquisition, that are compatible with its existing brands and can be sold through the Company's existing bottling and distribution network.

    Major Customers:

    For the year ended December 31, 1996, two customers, K.O. Lester - Lebanon, TN and Mid-State Beverage Company - New Brunswick, NJ, accounted for approxiamtely 14% and 18% of the Company's net sales, respectively.

    For the year ended December 31, 1995, the same two customers each accounted for approximately 20% of the Company's net sales.

  Company Employees:

    As of December 31, 1996, the Company had 17 employees. In addition, the Company has used certain consultants on an "as needed" basis.

    ITEM 2.  PROPERTIES.

    The Company is currently leasing, through September 1997, approximately 3,024 square feet of office space at 717 17th Street, Denver, Colorado 80202, at an annual cost of $28,350.

    ITEM 3.  LEGAL PROCEEDINGS.

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

    ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

    There were no matters submitted to a vote of all security holders during the quarter ended December 31, 1996.

                            PART II

      ITEM 5. MARKET FOR THE REGISTRANT'S COMMON STOCK AND RELATED STOCKHOLDER MATTERS.

    The Company's Common Stock trades on the NASDAQ Small-Cap Market under the symbol DRNK. The following table reflects the range of the high and low bid prices per share of the Company's Common Stock as reported by NASDAQ through December 31, 1996. These quotations represent inter-dealer quotations, without adjustment for retail mark-ups, mark-downs or commissions and may not necessarily represent market transactions. As of March 25, 1997, the Company had approximately 1,100 holders of record of its shares and the Company is informed that approximately 3,000 additional persons hold shares beneficially.

                                                COMMON STOCK
                                             -----------------
                                             High          Low
                                             ----          ---
    Year Ended December 31, 1996:
     December 1996 Quarter                  $2.84         $2.00
     September 1996 Quarter                  2.56          1.44
     June 1996 Quarter                       1.84          1.25
     March 1996 Quarter                      1.88          1.44

    Year Ended December 31, 1995:
     December 1995 Quarter                  $1.66         $1.19
     September 1995 Quarter                  1.81          1.38
     June 1995 Quarter                       2.00          1.09
     March 1995 Quarter                      1.41          1.00

    The Company has never declared or paid a cash dividend on its common stock and does not anticipate a change in this policy in the foreseeable future. The Board of Directors currently intends to retain earnings to finance the acquisition and development of new products, expansion of markets and for other corporate purposes.

    ITEM 6.  SELECTED FINANCIAL DATA.

    The following data, insofar as they relate to the consolidated statement of operations for the years ended December 31, 1996, 1995 and 1994; and the balance sheet as of December 31, 1996 and 1995, have been derived from the consolidated financial statements appearing in Part IV of this Form 10-K. The consolidated statement of operations data for the six-months ended December 31, 1993 and the fiscal years ended June 30, 1993 and 1992; and the consolidated balance sheet data as of December 31, 1994 and 1993, and June 30, 1993 and 1992 have been derived from the historical consolidated financial statements of the Company for such periods.

  The following table data should be read in conjunction with the consolidated financial statements and notes thereto, and management's commentary thereon contained in Item 7 of this report.





                                      YEAR ENDED DECEMBER 31,
                                      -----------------------
                                1996           1995           1994
                                ----           ----           ----
STATEMENT OF OPERATIONS DATA:
Revenue                     $ 18,872,556    $12,843,620     $8,322,301
                             ===========     ==========      =========
Net income
(loss)                      $  1,257,132    $   882,600     $  721,695
                             ===========     ==========      =========
Net income
(loss) per
  common
  share:                    $        .14    $       .10     $      .09
                             ===========     ==========      =========
Weighted
average
common
and common
equivalent
shares
outstanding                    9,255,479      8,915,666      8,318,909
                              ==========     ==========     ==========


BALANCE SHEET DATA:

Total assets               $   7,141,782  $   5,360,700  $   4,448,832
                             ===========     ==========    ===========
Long-term
debt                       $           0  $           0  $       5,970
                             ===========     ==========     ==========

Stockholders'
equity                     $   5,982,046  $   4,402,421  $   3,944,778
                             ===========     ==========     ==========

                            SIX-MONTHS
                               ENDED
                             DECEMBER 31,
                                (1)          YEAR ENDED JUNE 30,
                             ------------    -------------------
                                1993           1993          1992
                                ----           ----          ----
STATEMENT OF OPERATIONS DATA:
(CONT.)
Revenue                      $ 3,030,982   $ 15,537,997  $  14,838,598
                               =========     ==========    ===========
Net income
(loss)                       $   143,449   $   (348,176) $     (22,384)
                               =========      =========    ===========
Net income
(loss) per
  common
  share:                     $       .02   $       (.05)  $
                               =========     ==========     ==========
Weighted
average
common
and common
equivalent
shares
outstanding                    7,796,799      7,640,780      7,057,416
                             ===========     ==========     ==========


BALANCE SHEET DATA:

Total assets               $   3,920,799   $  4,054,120    $ 5,266,381
                              ==========     ==========      =========
Long-term
debt                       $      10,099   $      2,817    $   108,476
                              ==========     ==========      =========
Stockholders'
equity                     $   3,096,886   $  2,953,347    $ 3,066,613
                              ==========     ==========     ==========

     (1) In 1993, the Company elected to change its fiscal year end from June 30 to December 31.

      ITEM 7.MANAGEMENT'S DISCUSSION AND ANALYSIS OF
             FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

UNCERTAINTIES THAT MAY AFFECT FUTURE RESULTS

    The Company's future operating results are subject to a number of uncertainties, including the ability of the Company to market its beverage products and to develop and introduce new products, and the number, quantity and marketing forces behind products introduced by competitors. The Company expects the level of competition in the beverage industry to become even more intense and large beverage companies with greater resources have a competitive advantage over the Company. In addition, general economic conditions, the cost of raw materials and general conditions in the beverage business may have an impact on the Company's future operations. There can be no assurance the Company will continue to be successful nor that it will not encounter difficulties in retaining its current market niche due to a variety of factors such as market acceptance, costs of manufacturing and marketing, and competition in the beverage industry, all of which are largely beyond the Company's ability to reasonably predict, much less control.

    GENERAL

    The Company entered into the business of non-alcoholic beverage marketing in fiscal 1988 when it acquired the assets and business of Old San Francisco Seltzer, Inc. Since that time, the Company added Stewart's Root Beer and Aspen Sparkling Mountain Spring Water to the proprietary brands that it markets nationally and has continued to grow its line of Stewart's soft drinks (Root Beer, Orange N' Cream, Cream Ale, Ginger Beer, Key Lime and Cherries N' Cream). Stewart's soft drinks are currently sold in over 43 states and Canada. In December 1993, the Company entered into a licensing agreement with Stewart's Restaurants, Inc., whereby the Company has the exclusive right to sell Stewart's brand beverages as a fountain product in 15 states.

    FINANCIAL CONDITION

    The Company's current ratio at December 31, 1996 is 5.0 to 1 as compared to 4.0 to 1 at December 31, 1995.

    Stockholders' equity at December 31, 1996 increased by $1,579,625 principally from net income of $1,257,132 for the year ended December 31, 1996 and the exercise of options of $322,493 which includes a tax benefit.

    LIQUIDITY AND CAPITAL RESOURCES

    For the year ended December 31, 1996, cash increased by $832,538. Operating activities provided cash of $773,658 primarily from net income of $1,257,132 and increases in accrued income taxes and other current liabilities of $116,998 and $239,209, respectively. These increases in cash were partially offset by increases in accounts receivable and inventory of $317,848 and $622,639, respectively and a decrease in accounts payable. Investing activities used cash of $257,653, primarily from the purchase of short-term investments and the acquisition of property and equipment. Financing activities generated $316,533, primarily from the exercise of stock options. Working capital increased $1,758,644 to a ratio of 5.0 to 1.

    For the comparable twelve month period ended December 31, 1995, investing and financing activities generated $14,004 and $365,653, respectively and operating activities used $384,124 for a net decrease in cash of $4,467.

    The Company intends to utilize cash from operations to meet its ongoing obligations. The Company has also maintained a bank line of credit in the amount of $500,000 which it may utilize from time to time to meet seasonal cash needs. Management does not expect liquidity problems during 1997 assuming the Company can maintain or exceed its current sales volume, and expenses as a percentage of sales remain relatively constant.

    RESULTS OF OPERATIONS

    Comparison of the year ended December 31, 1996 to the comparable
   -----------------------------------------------------------------
twelve month period ended December 31, 1995:
--------------------------------------------
    The Company had net income of $1,257,132 for the year ended December 31, 1996 versus net income of $882,600 for the comparable twelve month period ended December 31, 1995. This represents an increase in net income for 1996 of $374,532 or 42%.

    Revenue from the sale of products increased to $18,872,556 in 1996 from $12,843,620 in 1995. This increase of $6,028,936 or 47% was due primarily to the general expansion of the Company's customer base and from the introduction of two new Stewart's brand flavors: Key Lime and Cherries N' Cream.

    Cost of goods sold was $4,051,774 greater in 1996 than in 1995 due to higher revenue. The cost of goods sold as a percentage of sales, however, decreased from 75% to 72% primarily due to increased unit sales price on certain Stewart's brand packages which was intended to offset increasing material costs over the last two years.

    General and administrative expense increased $297,221 from 1995 to 1996, and remained relatively constant as a percentage of total revenue at 6%. The increase in general and administrative expense in 1996 was primarily the result of the addition of 4 new employees, increased cost related to professional services, and an increase in bad debt expense.

    Selling expense increased $593,358 from 1995 to 1996, and remained relatively constant as a percentage of total revenue at 11%. The increased selling expense in 1996 was primarily the result of increased promotional spending and expenses related to development and introduction of two new Stewart's flavors and the JAVA COLA line.

    Comparison of the year ended December 31, 1995 to the comparable
    ----------------------------------------------------------------
twelve month period ended December 31, 1994:
--------------------------------------------
    The Company had net income of $882,600 for the year ended December 31, 1995 versus net income of $721,695 for the comparable twelve month period ended December 31, 1994.

    Revenue from the sale of products increased to $12,843,620 in 1995 from $8,322,301 in 1994. This increase of $4,521,319 or 54% was due primarily to an expanded customer base for the Stewart's brand products.

    Cost of goods sold was $3,588,613 greater in 1995 than in 1994 due to higher revenue. The cost of goods sold as a percentage of sales, however, increased from 73% to 75% primarily due to increased costs of certain raw materials which were not passed on to its customers through increased sales prices.

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

    During the third quarter of 1995, the Company recorded an income tax benefit of $936,440 which primarily represents the future tax benefits associated with the Company's net operating loss carryforwards. The Company recorded the tax benefit based on management's determination in the third quarter of 1995 that it was more likely than not that the Company would utilize its future income tax benefits.

   ITEM 8.FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

    See financial statements listed in the index on page F1.

    ITEM 9.CHANGES IN AND DISAGREEMENTS WITH
           ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

    None.

                            PART III


    Information required in items 10, 11, 12 and 13 of Part III will be included in the Company's Proxy Statement for the Annual Meeting of Stockholders and will be filed in not more than 120 days after the Company's fiscal year end.

                          PART IV


    ITEM 14.EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON
            FORM 8-K.

    (a)  The following documents are filed as a part of this report:

    Financial Statements and Financial Statement Schedules
    ------------------------------------------------------
    The financial statements and financial statement schedules filed with this report are listed in the Index to Financial Statements appearing on page F1.

    Exhibits
    --------
 The documents listed below have been filed as exhibits to this report:



   Exhibit Number                Exhibits
   --------------                --------
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

      (21) Subsidiaries of the Company (Filed as Exhibit (22) with and incorporated by reference to the current Form 10-K, Note 1 to the Consolidated Financial Statements.)



  * Incorporated by reference to Form S-1 filed September 25, 1989, SEC file #33-30480.

    (b) Reports on Form 8-K

      None.

                         SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, Cable Car Beverage Corporation has duly caused this report to be signed on its behalf by the undersigned, hereunto duly authorized.




(Registrant)          CABLE CAR BEVERAGE CORPORATION
(Date)                March 27, 1997
BY:(Signature)        /s/Samuel M. Simpson
(Name and Title)      Samuel M. Simpson
                      President and Chief Executive Officer


Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.


BY:(Signature)       /s/Samuel M. Simpson
(Name and Title)     Samuel M. Simpson
                     Chairman of the Board & President
(Date)               March 27, 1997



BY:(Signature)       /s/James P. McCloskey
(Name and Title)     James P. McCloskey
                     Director
(Date)               March 27, 1997



BY:(Signature)       /s/William H. Rutter
(Name and Title)     William H. Rutter
                     Director
(Date)               March 27, 1997


BY:(Signature)       /s/Myron D. Stadler
(Name and Title)     Myron D. Stadler
                     Chief Accounting Officer
(Date)               March 27, 1997

          CABLE CAR BEVERAGE CORPORATION AND SUBSIDIARIES
          -----------------------------------------------
                 INDEX TO FINANCIAL STATEMENTS
                 -----------------------------




                                                            PAGE
                                                            ----


 Report of independent accountants                           F2

 Consolidated balance sheet at December 31, 1996,
 and 1995                                                    F3

 Consolidated statement of operations for the years
 ended December 31, 1996, 1995 and 1994                      F4

 Consolidated statement of cash flows for the years
 ended December 31, 1996, 1995 and 1994                      F5

 Consolidated statement of changes in stockholders'
 equity for the years ended December 31, 1996, 1995
 and 1994                                                    F6

 Notes to consolidated financial statements                  F7

 No financial statement schedules are required.

                REPORT OF INDEPENDENT ACCOUNTANTS
                ---------------------------------



    To the Board of Directors
    and Stockholders of Cable
    Car Beverage Corporation

    In our opinion, the accompanying consolidated balance sheet and the related consolidated statements of operations, of cash flows and of changes in stockholders' equity present fairly, in all material respects, the financial position of Cable Car Beverage Corporation and its subsidiaries (the "Company") at December 31, 1996 and 1995, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1996, in conformity with generally accepted accounting principles. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with generally accepted auditing standards which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.



    PRICE WATERHOUSE LLP

    Denver, Colorado
    March 14, 1997

         CABLE CAR BEVERAGE CORPORATION AND SUBSIDIARIES
         -----------------------------------------------
                    CONSOLIDATED BALANCE SHEET
                    --------------------------


                                 December 31,        December 31,
                                    1996                1995
                                 ------------        ------------

    ASSETS
    ------
CURRENT ASSETS:
Cash and cash equivalents        $   1,408,729         $    576,191
Short-term investments                 195,042
Accounts receivable, net of
allowance for doubtful accounts
of $100,743 at December 31,
1996 and $55,949 at December 31,
1995                                 1,336,094            1,063,040
Inventories                          2,430,896            1,808,257
Prepaid expenses and other
current assets                          23,582               40,394
                                     ---------            ---------
Deferred income tax assets             394,029              340,389

    Total Current Assets             5,788,372            3,828,271

PROPERTY AND EQUIPMENT, NET
Property and equipment, less
accumulated depreciation of
$144,441 at December 31,
1996 and $99,231 at December
31, 1995                               130,778              116,466

    OTHER ASSETS:
Goodwill and other intangibles,
less accumulated amortization
of  $387,168 at December 31,
1996 and $347,007 at December
31, 1995                               591,265              631,426
Investment in AMCON
Distributing Company                    99,185               99,185
Other assets                            58,603               72,498
Deferred income tax assets             473,579              612,854
                                     ---------             --------
                                   $ 7,141,782          $ 5,360,700
                                     =========            =========

LIABILITIES AND STOCKHOLDERS'
----------------------------
EQUITY
------
CURRENT LIABILITIES:

Accounts payable and accrued
liabilities                       $    231,408          $   380,198
Accrued Income taxes                   146,140               29,142
Other current liabilities              782,188              542,979
Current portion of long-term
 debt                                                         5,960
                                    ----------            ---------
Total Current Liabilities            1,159,736              958,279
                                    ==========            =========

COMMITMENTS:  (See Note 8)
STOCKHOLDERS' EQUITY:
Common stock, $.01 par value;
25,000,000 shares authorized;
8,981,681 issued at December
31, 1996 and 8,658,349 shares
issued at December 31, 1995             89,817               86,584
Additional paid-in capital           9,822,137            9,502,877
Accumulated deficit                 (3,901,273)          (5,158,405)
Less - 76,357 common shares
in treasury                            (28,635)             (28,635)
                                     ---------            ---------
                                     5,982,046            4,402,421
                                     ---------            ---------
                                  $  7,141,782          $ 5,360,700

 THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONSOLIDATED FINANCIAL STATEMENTS

         CABLE CAR BEVERAGE CORPORATION AND SUBSIDIARIES
               CONSOLIDATED STATEMENT OF OPERATIONS

                                 YEAR ENDED DECEMBER 31,
                           1996            1995            1994
                        -----------     -----------     ------------

REVENUE:
Sales                 $ 18,872,556     $ 12,843,620      $ 8,322,301
COST AND EXPENSES:
Cost of goods sold      13,670,934        9,619,160        6,030,547
General and admini-
strative                 1,108,329          811,108          710,920
Selling and distri-
bution                   1,993,580        1,400,222          804,687
Depreciation and
amortization                88,460           66,388           57,485
                        ----------       ----------        ---------
                        16,861,303       11,896,878        7,603,639
                        ----------       ----------        ---------
INCOME FROM
OPERATIONS               2,011,253          946,742          718,662
                        ----------       ----------        ---------

OTHER INCOME AND
(EXPENSES):
Interest income and
other                       52,775           51,405           20,479
Interest expense              (350)          (1,114)          (2,346)
Loss on AMCON stock                        (848,342)
                         ---------         --------         --------
INCOME BEFORE INCOME
TAXES                    2,063,678          148,691          736,795

PROVISION (BENEFIT)
FOR INCOME TAXES           806,546         (733,909)          15,100
                         ---------         --------         --------
NET INCOME             $ 1,257,132       $  882,600       $  721,695
                        ==========        =========         ========
NET INCOME PER
COMMON SHARE           $      0.14       $     0.10       $     0.09
                        ==========        =========        =========

WEIGHTED AVERAGE
COMMON AND COMMON
EQUIVALENT SHARES        9,255,479        8,915,666        8,318,909
                        ==========        =========        =========






                   THE ACCOMPANYING NOTES ARE AN
       INTEGRAL PART OF THESE CONSOLIDATED FINANCIAL STATEMENTS

          CABLE CAR BEVERAGE CORPORATION AND SUBSIDIARIES
                 CONSOLIDATED STATEMENT OF CASH FLOWS

                                  YEAR ENDED DECEMBER 31,
                               1996          1995           1994
                            ---------      --------       --------
CASH FLOWS FROM OPERATING
  ACTIVITIES:
Net Income                 $ 1,257,132    $   882,600    $   721,695
Adjustment to reconcile
net income to net cash
from operating
activities:
Loss on investment in
AMCON                                         848,342
Depreciation and
amortization                    88,460         66,388         57,486
Provision for loss on
accounts receivable             44,794         (3,662)        32,111
Deferred income tax
assets                          85,635       (953,243)
Change in current
assets and liabilities:
Accounts receivable           (317,848)      (401,554)      (163,477)
Inventories                   (622,639)    (1,209,320)       (99,703)
Prepaid expenses and
other current assets            16,812         (8,020)       (21,359)
Other assets                    13,895        (68,677)        10,246
Accounts payable and
accrued liabilities           (148,790)       276,714       (269,146)
Accrued income taxes           116,998         26,042          3,100
Other current liabilities      239,209        160,266         69,316
                             ---------       --------       --------
NET CASH FROM (USED IN)
 OPERATING ACTIVITIES          773,658       (384,124)       340,269
CASH FLOWS FROM INVESTING
 ACTIVITIES:
Cash paid for short-term
investments                   (195,042)                     (151,876)
Proceeds from short-term
investments                                   151,876
Equipment acquisitions         (62,611)       (97,872)       (24,276)
Other                                         (40,000)       (12,500)
                              --------        -------        -------
NET CASH FROM (USED IN)
INVESTING ACTIVITIES          (257,653)        14,004       (188,652)
                              --------        -------        -------
CASH FLOWS FROM
FINANCING ACTIVITIES:
Principal payments on
 debt                           (5,960)        (8,796)       (11,339)
Proceeds from issuance
 of stock                      182,498        374,449         67,197
Tax benefit associated
 stock options                 139,995
                              --------       --------        -------

NET CASH FROM FINANCING
 ACTIVITIES                    316,533        365,653         55,858
                              --------       --------        -------
NET INCREASE (DECREASE)
 IN CASH AND CASH
 EQUIVALENTS                   832,538         (4,467)       207,475

CASH AND CASH
EQUIVALENTS AT
BEGINNING OF PERIOD            576,191        580,658        373,183
                              --------       --------       --------
CASH AND CASH
EQUIVALENTS AT
END OF PERIOD              $ 1,408,729      $ 576,191      $ 580,658
                           ===========      =========      =========

SUPPLEMENTAL DISCLOSURE
OF NON-CASH FINANCING
AND INVESTING ACTIVITIES:

Property dividend of
investment in AMCON stock  $   799,407
Conversion of debt to
equity                                                     $  59,000
Capital lease
obligations                                                $   7,000



                    THE ACCOMPANYING NOTES ARE AN
      INTEGRAL PART OF THESE CONSOLIDATED FINANCIAL STATEMENTS

           CABLE CAR BEVERAGE CORPORATION AND SUBSIDIARIES

      CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY



                                   COMMON STOCK         ADDITIONAL
                                     NUMBER OF           PAID-IN
                                SHARES      AMOUNT       CAPITAL
 Balance, December 31, 1993   7,873,156    $  78,732    $ 9,010,082

 Exercise of stock options
 and warrants, net              131,462        1,315         65,882

Conversion of debt to equity    100,000        1,000         58,000

Issuance of stock to retire
warrants                         50,000          500           (500)

 Net income
                               --------        -----        -------
Balance, December 31, 1994    8,154,618       81,547      9,133,464

Exercise of stock options
and warrants, net               503,731        5,037        369,413

Dividend of AMCON stock

Net income
                               --------       ------        -------
Balance, December 31, 1995    8,658,349       86,584      9,502,877

Exercise of stock options       323,332        3,233        179,265

Tax benefit associated
 stock options                                              139,995

  Net income
                               --------      -------        -------
BALANCE, December 31, 1996    8,981,681    $  89,817   $  9,822,137
                              =========     ========      =========


         CABLE CAR BEVERAGE CORPORATION AND SUBSIDIARIES

      CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY

                                  ACCUMU-       TREASURY STOCK
                                   LATED          NUMBER OF
                                  DEFICIT    SHARES        AMOUNT
 Balance, December 31, 1993     (5,963,293)  76,357      $(28,635)

 Exercise of stock options and
  warrants, net

Conversion of debt to equity

Issuance of stock to retire
warrants

 Net income                        721,695
                                 ---------   ------        ------
Balance, December 31, 1994      (5,241,598)  76,357       (28,635)

 Exercise of stock options
and warrants, net

Dividend of AMCON stock           (799,407)

Net income                         882,600
                                 ---------   ------        ------
Balance, December 31, 1995      (5,158,405)  76,357       (28,635)

Exercise of stock options

 Tax benefit associated
stock options
  Net income                     1,257,132
                                 ---------  -------       -------
BALANCE, December 31, 1996    $ (3,901,273) $76,357      $(28,635)
                                ==========   ======       =======




                    THE ACCOMPANYING NOTES ARE AN
      INTEGRAL PART OF THESE CONSOLIDATED FINANCIAL STATEMENTS

           CABLE CAR BEVERAGE CORPORATION AND SUBSIDIARIES
           -----------------------------------------------
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
             ------------------------------------------

NOTE 1 - ORGANIZATION AND OPERATIONS AND SUMMARY OF SIGNIFICANT
----------------------------------------------------------------
ACCOUNTING POLICIES:
--------------------
Organization and operations - Cable Car Beverage Corporation (the
----------------------------
"Company"), formerly Great Eastern International, Inc., was incorporated under the laws of Delaware on April 1, 1968. Since 1987, the Company's primary business has been the marketing and distribution of beverages and it has been engaged in the food and beverage business since 1986.

Summary of significant accounting policies:
-------------------------------------------
PRINCIPLES OF CONSOLIDATION - The Company's consolidated financial statements include the accounts of its wholly-owned subsidiaries Old
San Francisco Seltzer, Inc. ("SFS") and Fountain Classics, Inc. ("FCI"). All significant intercompany accounts and transactions have been eliminated.

REVENUE RECOGNITION - Revenue from beverage finished product and concentrate sales are recorded at the time of receipt and acceptance by the customer.

CONCENTRATION OF CREDIT RISK - The Company's customers consist primarily of beverage distributors. Financial instruments which potentially subject the Company to concentrations of credit risk are primarily accounts receivable, short-term investments and cash equivalents. The Company performs ongoing credit evaluations of its customers' financial condition and generally requires no collateral from its customers. The Company's sales to major customers are discussed in Note 9.

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

GOODWILL - Goodwill is recorded for the excess of the purchase price over the fair value of net tangible assets acquired. Goodwill is amortized on a straight-line basis over a 25-year period. The recoverability of goodwill is assessed quarterly, based on undiscounted projected cash flows. Impairment is recognized when a permanent diminution in value occurs.

NET INCOME PER COMMON SHARE - Net income per common share is computed under the treasury stock method using the weighted average number of common shares and dilutive common stock equivalent shares outstanding during the year.

  CASH EQUIVALENTS - Generally, only highly liquid investments purchased with original maturities of three months or less are considered to be cash equivalents. Cash equivalents included in cash and cash equivalents at December 31, 1996 and 1995 are certificates of deposit which aggregated approximately $135,429 and $318,694, respectively. Cash equivalents are carried at cost which approximates fair value. The Company has a cash investment policy which generally restricts investments to ensure preservation of principal and maintenance of liquidity.

SHORT-TERM INVESTMENTS - Short-term investments are stated at an amortized cost of $195,042 which, at December 31, 1996, approximates market value.

SIGNIFICANT ESTIMATES - Certain estimates and assumptions that affect the reported amounts of assets and liabilities, and the reported amounts of revenue and expenses are made by management in the preparation of financial statements in conformity with generally accepted accounting principles. Actual results could differ from these estimates.


NOTE 2 - MERGER OF SHEYA BROTHERS SPECIALTY BEVERAGES, INC. AND
---------------------------------------------------------------
INVESTMENT IN AMCON STOCK:
--------------------------
On June 7, 1993, the Company merged its wholly-owned subsidiary, Sheya Brothers Specialty Beverages, Inc. ("SBSB"), into AMCON Distributing Company ("AMCON"), a then privately held, Omaha-based wholesale distributor. In exchange for the net assets of SBSB, the Company received 12.5% of the issued and outstanding common stock of AMCON. As part of the transaction, the Company agreed to distribute a minimum of two-thirds of the AMCON shares to its shareholders, representing approximately an 8% ownership interest in AMCON.

During the third quarter of 1995, the Company wrote-down its investment in the market price of AMCON common stock as reported by NASDAQ on August 4, 1995, the date upon which the stock was initially included on NASDAQ, which resulted in a charge of $848,342. The Company then distributed 266,469 shares of AMCON common stock as a dividend to the Company's shareholders of record as of July 5, 1995. This distribution of 266,469 shares of AMCON represented 87% of the Company's holdings in AMCON. At December 31, 1996, the Company continued to hold 39,674 shares of AMCON common stock.


NOTE 3 - INVENTORIES:
--------------------
Inventories consist of the following:

                                December 31,      December 31,
                                   1996              1995
                                ------------      ------------
Finished Goods                $  1,330,990        $  1,009,223
Raw Materials                    1,099,906             799,034
                               -----------          ----------
                              $  2,430,896        $  1,808,257
                               ===========         ===========

NOTE 4 - OTHER CURRENT LIABILITIES:
-----------------------------------
Other current liabilities consist of the following:



                                December 31,         December 31,
                                   1996                  1995
                                -----------          ------------
Commitments for marketing and
  promotional programs          $  397,474           $  218,621

Unbilled inventory receipts         64,521              106,808

Bonuses                            141,800               75,000

Travel and entertainment            36,186               53,500

Other, individually not
   material                        142,207               89,050
                                  --------             --------
                                $  782,188           $  542,979


NOTE 5 - LINE OF CREDIT:
------------------------
During 1996, the Company extended for one year its $500,000 revolving line of credit collateralized by the Company's accounts receivable and inventory. No borrowings were outstanding under the line as of December 31, 1996. Borrowings made under the agreement bear interest at a variable rate of one point over prime. The line of credit agreement also includes certain financial and other covenants. The agreement is currently scheduled to expire in June 1997.


NOTE 6 - INCOME TAXES:
----------------------
The Company's net deferred income tax asset consists of the following:


                                    December 31,       December 31,
                                       1996               1995
                                    ------------       ------------
Net operating loss carryforwards    $   621,000         $   742,000


Accrued liabilities and reserves        170,000             145,000

Other, net                               39,000              45,000

Allowance for doubtful accounts          38,000              21,000
                                     ----------           ---------
                                    $   868,000         $   953,000


The net operating loss carryforwards are subject to certain annual utilization limits. Previously, the Company had recorded a valuation allowance equal to the deferred income tax assets due to management's uncertainty about the likelihood that the Company would fully utilize these benefits. However, it was determined by the Company during 1995 that, based upon the Company's recent and expected future operating results, it was then more likely than not that the Company would realize its future income tax benefits. Based on this determination, the Company released the valuation allowance and provided an income tax benefit of $936,440 during 1995. As of December 31, 1996, the Company has net operating loss carryforwards of approximately $1,634,000 which expire from 2000 through 2005. Pursuant to Section 382 of the Internal Revenue
Code, the Company is limited in the amount of net operating loss carryforwards it may use each year to offset taxable income. The
Company's consolidated Section 382 annual limitation is approximately
$343,000.

The provision (benefit) for income taxes is comprised of the following:


                 Year Ended         Year Ended         Year Ended
             December 31, 1996  December 31, 1995   December 31, 1994
             -----------------  -----------------   -----------------
Current        $    721,000        $    219,000       $   15,100

Deferred             86,000            (953,000)               0
                 ----------          ----------         --------
               $    807,000        $   (734,000)      $   15,100

The provision for income taxes differs from the amount computed by applying the U.S. federal income tax rate of 34% to pretax earnings as follows:

                               Year            Year          Year
                              Ended           Ended         Ended
                            December 31,    December 31,   December 31,
                               1996            1995           1994
                           -------------   -------------  -------------
Income before income taxes  $  2,063,678   $   148,691     $   737,000

U.S. federal income tax at
 statutory rate             $    702,000   $    50,600     $   251,000

Differences:
  State income taxes, net
   of federal
   tax benefit                    43,000         5,200

Loss on dividend of AMCON
  stock                                        318,100

Increase (decrease) in
  unrecognized net
  operating losses and
  future deductions                         (1,139,000)      (271,000)

Non-deductible items and
  other, net                      62,000        31,100         35,100
                                 -------     ---------        -------
Provision for income taxes    $  807,000    $ (734,000)     $  15,100
                                 =======     =========        =======

NOTE 7 - STOCK OPTIONS:

The Company, on a discretionary basis, grants non-qualified stock options to directors, key employees, and consultants to purchase common stock of the Company. Stock options are granted at an exercise price not less than the fair market value of the common stock on the date of grant and generally vest over four or five years. The expiration period generally occurs between three to six years.

The following table summarizes stock option activity for 1994, 1995 and 1996:


                                      Shares       Weighted Average
                                                    Exercise Price
                                    ---------    -------------------
Outstanding at December 31, 1993    1,224,996      $           .85
  Granted during 1994                 100,000                  .75
  Exercised during 1994              (110,000)                 .45
  Forfeited during 1994               (15,000)                 .75
                                    ---------        -------------
Outstanding at December 31, 1994    1,199,996                  .88
  Granted during 1995                 312,500                 1.23
  Exercised during 1995              (101,666)                 .70
  Forfeited during 1995              (275,000)                 .75
                                    ---------        -------------
Outstanding at December 31, 1995    1,135,830                 1.02
  Granted during 1996                 190,000                 2.00
  Exercised during 1996              (323,332)                 .56
  Forfeited during 1996               (99,998)                2.37
                                    ---------        -------------
Outstanding at December 31, 1996      902,500                 1.24
                                    =========        =============

The weighted average fair values of options granted during 1996 and 1995 were $.448 and $.685, respectively.

The following table summarizes information about stock options as of December 31, 1996:


                   Options Outstanding          Options Exercisable
                  ------------------------    -----------------------
                               Weighted Avg.               Weighted
                                Remaining                   Average
 Range of           Number     Contractual     Number      Exercise
Exercise Prices   Outstanding     Life       Exercisable    Price
---------------   -------------------------- ------------------------
$0.70 - 0.75       215,000      2.86 years     215,000       0.70
$1.10              225,000      3.08 years     205,800       1.10
$1.25              272,500      3.65 years     184,300       1.25
$2.00              190,000      4.31 years
                 ---------     -----------    --------      -----
                   902,500      3.46 YEARS     605,100       1.00
                 =========     ===========    ========      =====

The Company applies APB 25 in accounting for its stock compensation plans, and no compensation expense has been recognized in the financial statements for options granted to employees and directors. Had compensation expense for the Company's stock option plan been determined based on the fair values at the grant dates for awards under the plan consistent with the method of accounting prescribed by FASB Statement 123, the Company's net income and income per share would have been decreased to the pro forma amounts indicated below for the years ended December 31:


                                  1996                1995
                              ------------        -------------
Net income:
  As reported                 $  1,257,132        $    882,600
  Pro forma                      1,221,278             805,378
Net income per share:
  As reported                 $       0.14        $       0.10
  Pro forma                           0.13                0.09


In accordance with the guidance provided under SFAS 123, the fair value of each option grant is estimated using the Black-Scholes option-pricing model with the following weighted-average assumptions: dividend yield of zero; expected volatility of 47% in 1996 and 36% in 1995; risk-free interest rate of 5.83% in 1996 and 5.59% in 1995; and an expected term of five years. The risk-free interest rate used in the calculation in the yield on the grant date of the U.S. Treasury Strip with a maturity equal to the expected term of the option.

NOTE 8 - COMMITMENTS:
---------------------
The Company has commitments to lease office space through September 30, 1997. Rental expense of $41,339, $39,139 and $37,901 has been recognized for the years ended December 31, 1996, 1995 and 1994, respectively. At December 31, 1996, the minimum annual rental commitments under noncancellable operating leases were approximately $28,350 through September 1997.

The Company has outstanding commitments to purchase raw materials
(primarily glass) which aggregate approximately $2.6 million at December 31, 1996.

The Company has a licensing agreement with Stewart's Restaurants, Inc. which provides for a sliding-scale royalty with a minimum annual royalty of $50,000.


NOTE 9 - MAJOR CUSTOMERS:
-------------------------
Two customers accounted for approximately 18% and 14% individually of the Company's net sales for the year ended December 31, 1996. Two customers each accounted for approximately 20% of net sales for the years ended December 31, 1995 and 1994.


NOTE 10 - QUARTERLY INFORMATION (UNAUDITED) 1
---------------------------------------------
The following interim financial information represents the 1996 and 1995 consolidated results of operations on a quarterly basis:

                                                                    Per
                                                                   Common
                                              Pretax                Share
                                  Gross       Income      Net        Net
Quarter Ended         Revene      Profit      (loss)     Income     Income
--------------       ---------  ----------   ---------  ----------- ------
December 31, 1996   $ 4,275,088 $ 1,153,903  $ 339,092   $ 208,610   $.02
September 30, 1996    5,664,924   1,579,016    758,762     445,115    .05
June 30, 1996         5,249,735   1,482,795    675,506     430,051    .05
March 31, 1996        3,682,809     985,908    290,318     173,356    .02

December 31, 1995   $ 3,214,852  $  699,116  $ 120,515   $ 102,054   $.01
September 30, 1995    4,286,294   1,060,199   (502,320)    355,763    .04
June 30, 1995         3,453,111     957,094    397,313     322,001    .04
March 31, 1995        1,889,363     508,051    133,182     102,782    .01



1The Unaudited Quarterly Information for 1995 was not reviewed by the Company's independent accountants in accordance with standards established for such reviews.