Form 10-K/A
period 1996-12-31
CABLE CAR BEVERAGE CORP
filed 1997-04-30
CIK 81057

                        FORM 10-K/A

                       AMENDMENT NO. 1
            SECURITIES AND EXCHANGE COMMISSION
                    WASHINGTON, D.C.  20549


                       ANNUAL REPORT
            PURSUANT TO SECTION 13 OR 15 (d) OF
            THE SECURITIES EXCHANGE ACT OF 1934
    (Mark One)

    [ X ]    Annual report pursuant to Section 13 or 15(d) of the
             Securities Exchange Act of 1934
             For the fiscal year ended December 31, 1996

   [    ]    Transition report pursuant to Section 13 or 15(d) of the
             Securities Exchange Act of 1934



    For the transition period from            to
                                  ------------   ------------


    Commission file number         0-14784
                           ------------------------

                 Cable Car Beverage Corporation
   -------------------------------------------------------------
       Exact name of Registrant as specified in its charter)


           DELAWARE                             52-0880815
   -----------------------------             -------------------
   (State or other jurisdiction               (I.R.S. Employer
   of incorporation or organization           Identification No.)

    717 17th Street, Suite 1475, Denver, Colorado            80202
    ----------------------------------------------         -----------
     (Address of principal executive offices)              (Zip Code)

    Registrant's telephone number, including area code: (303) 298-9038
                                                       ---------------
    Securities registered pursuant to Section 12(b) of the Act:

                                          Name of each exchange on
         Title of each class                which registered

               None                               None
           -----------                       -------------
    Securities registered pursuant to Section 12(g) of the Act:
                   Common Stock, $.01 Par Value
    ------------------------------------------------------------
                        (Title of class)

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
       Yes   X      No
          --------     --------
       The aggregate market value of equity securities held by non-affiliates of the Registrant on April 23, 1997 was approximately $17,035,000.

       As of April 23, 1997 there were 8,905,324 shares of common stock outstanding.

                        PART III

  ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

    Directors and Executive Officers

    The executive officers and directors of the Company are as follows:

                              Year Became
    Name              Age       Director         Position
----------------     -----   ---------------   -----------------
Samuel M. Simpson     44         1986           President, Director
James P. McCloskey    46         1992           Director
William H. Rutter     45         1995           Director
Myron D. Stadler      30         N/A            Chief Accounting Officer

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

    James P. McCloskey is Chief Financial Officer of Red Robin International, Inc. in Denver, Colorado and has been a director of the Company since 1992. From April 1994 to February 1996, Mr. McCloskey was the Chief Financial Officer for Avalon Software Company, in Tucson, Arizona. From 1988 until April 1994, he was Chief Financial Officer of the Famous Amos Chocolate Chip Cookie Corporation, San Francisco, California. From 1985 to 1988 he was Chief Financial Officer and President, respectively, of the William J. Ash Corporation and The James
P. McCloskey Corporation, Denver, Colorado, both privately owned real estate development companies. Mr. McCloskey is a certified public accountant.

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

    ITEM 11.    EXECUTIVE COMPENSATION.

    The following table provides summary information concerning compensation paid to or earned by the Company's Chief Executive Officer for the years ended December 31, 1996, 1995 and 1994.

                SUMMARY COMPENSATION
                --------------------

    Name &                  Annual Compensation
   Principal                                   Other       Annual
    Position              Year    Salary       Bonus    Compensation(2)
-------------------       ----    ------     ---------  ---------------
Samuel M. Simpson(1)      1996   $150,000     $140,000       $170,266
President & Chairman      1995    120,000       75,000              0
of the Board              1994    115,137       40,000              0

               SUMMARY COMPENSATION CONT.
               --------------------------
                            Long-Term Compensation
                            ----------------------
    Name &                          Awards              Payouts
                              -----------------    --------------------
    Principal                 Restricted             LTIP      All Other
    Position            Year    Stock     Options  #Payouts Compensation
-------------------     ----  ----------  -------  -------- ------------
Samuel M. Simpson(1)    1996     $0          0        $0         $0
President & Chairman    1995      0          0         0          0
of the Board            1994      0          0         0          0


    (1)As permitted by Commission rules, no amounts are shown for certain perquisites, where such amounts do not exceed the lesser of 10% of bonus plus salary or $50,000.

    (2)The amounts under "Other Annual Compensation" represent the value realized from the exercise of stock options.

    The following table provides information with respect to the named officers concerning unexercised stock options held as of December 31, 1996.

    AGGREGATED OPTION EXERCISES IN LAST FISCAL YEAR AND
    ---------------------------------------------------
            FISCAL YEAR END OPTION VALUES
            -----------------------------
                                                     Number Of
                        Shares                      Unexercised
                      Acquired On     Value          Options At
                      exercise(#)    Realized      December 31,1996(#)
Name                                           Exercisable   Unexercisable
-------------------   -------------  --------- -----------   -------------
Samuel M. Simpson
President & Chairman
of the Board            166,666      170,266      135,000        75,000
Myron D. Stadler
Chief Accounting
Officer & Secretary      25,000       20,428       27,200        42,800





    AGGREGATED OPTION EXERCISES IN LAST FISCAL YEAR AND
    ---------------------------------------------------
            FISCAL YEAR END OPTION VALUES CONT.
            -----------------------------------
                                Value Of Unexercised
                                In The Money Options
                              At December 31,1996($) (1)
Name                       Exercisable        Unexercisable
-------------------       -------------       -------------
Samuel M. Simpson
President & Chairman
of the Board                 140,250             18,750
Myron D. Stadler
Chief Accounting
Officer & Secretary           31,980             28,520





     (1) Based on the closing bid price of the Company's common stock at December 31, 1996 as reported by the NASDAQ system.



              OPTION GRANTS IN LAST FISCAL YEAR
               ---------------------------------


                                INDIVIDUAL GRANTS
                 --------------------------------------------------------

                                        % of Total Options
                 Number Of Securities      Granted to         Exercise or
                 Underlying Options       Employees in         Base Price
Name                Granted (#)(2)         Fiscal Year          ($/Sh)
McCloskey, James P.     37,500                20%               $2.00
Rutter, William H.      37,500                20%               $2.00
mpson, Samuel M.        75,000                39%               $2.00
Stadler, Myron          20,000                11%               $2.00



               OPTION GRANTS IN LAST FISCAL YEAR  CONT.
               -----------------------------------------


                                            Potential Realizable
                                              Value at Assumed
                                            Annual Rates of Stock
                                            Price Appreciation for
                                              Option Term(1)

Name                   Expiration Date          5%            10%
-------------------   -----------------     ---------      ----------
McCloskey, James P.   December 31, 2000      11,822          24,825
Rutter, William H.    December 31, 2000      11,822          24,825
Simpson, Samuel M.    December 31, 2000      23,644          49,650
Stadler, Myron        December 31, 2003       3,370           7,262

 (1) The potential realizable value is based on the term of the option at the date of grant. It is calculated by assuming that the stock price on the date of grant appreciates at the indicated annual rate, compounded annually for the entire term, and that the option is exercised and sold on the last day of the option term for the appreciated stock price.
These amounts represent certain assumed rates of appreciation only, in accordance with the rules of the Commission, and do not reflect the Company's estimate or projection of future stock price performance.
Actual gains, if any, are dependent on the actual future performance of the Common Stock. There can be no assurance that the amounts reflected in this table will be achieved.

    (2) These options become exercisable December 31, 1997 through December 31, 2000.

    Compensation Pursuant to Plans
    ------------------------------
    The Company presently has no proposed compensation plans such as pension, profit sharing, retirement plans, or other similar forms of executive compensation.

    Employment Agreement
    --------------------
    The Company's President and Chief Executive Officer, Samuel M. Simpson, has an employment agreement with the Company which currently runs through December 31, 1999. Mr. Simpson's agreement provides for an annual base salary of $175,000 plus an annual bonus which is based on the Company achieving certain financial performance levels.

    Directors
    ---------
    The Company compensates outside directors at the rate of $1,000 per quarter and reimburses direct expenses associated with attending meetings. The Board of Directors does not have committees.

   ITEM 12.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
               MANAGEMENT.

    The table below sets forth information as of April 23, 1997 with respect to beneficial ownership of the Common Stock by all directors and officers, both individually and as a group, and by each person known by the Company to be the beneficial owner of more than five percent of the outstanding shares of the Common Stock. As of April 23, 1997 the Company had 8,905,324 shares of common stock outstanding.

                               Amount and Nature of         Percent of
    Name                      Beneficial Ownership1         Class Owned
 --------------------         ---------------------         -----------
 Officers & Directors
 Samuel M. Simpson                1,314,877                     14.3%
 James P. McCloskey                 143,625                     1.57%
 William H. Rutter                  761,232                     8.39%
 Myron D. Stadler                    95,000                     1.05%
 Officers and Directors
 as a Group (4 persons)           2,314,734                     24.4%


 5% Shareholders
 ---------------
    None

     1 Includes presently outstanding options to purchase shares of the Company's Common Stock held by each of the foregoing.


     ITEM 13.     CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

    On May 1, 1996, the Company loaned $75,000 to Samuel M. Simpson, the Company's President and CEO. The loan proceeds were used by Mr. Simpson to exercise 166,666 stock options in the Company. This loan was evidenced by a promissory note bearing interest of 8% per annum, with interest and principal due and payable on January 31, 1997. Mr. Simpson pledged 268,644 shares of common stock of the Company as security for this loan. The largest aggregate amount of indebtedness during 1996 was $79,016.39 which included $4,016.39 of accrued interest. The entire amount of the loan including interest was repaid on December 31, 1996.

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
    --------
    The documents listed below have been filed as exhibits to this report:

       Exhibit Number                    Exhibits
       --------------                    --------

        (3)-A Certificate of Incorporation, as amended (Filed as Exhibit (3) with and incorporated by reference from Form 10-K dated October 9, 1987)

        (3)-B Certificate of Amendment - July 20, 1989, changing name *

        (3)-C Bylaws, as amended (Filed as Exhibit (3) with and incorporated by reference from Form 10-K dated October 9, 1987)

        (10)-G Stewart's Master Agreement - Stewart's Restaurants, Inc. as amended by Addendum, dated April 11, 1994 and incorporated by reference from Form 10-K dated May 4, 1994

        (10)-S          Employment Agreement with executive, Samuel M.
                        Simpson and incorporated by reference from Form 10-K dated April 14, 1995.

        (10)-T          Addendum to Employment Agreement with executive,
                        Samuel M. Simpson.

        (21)            Subsidiaries of the Company (Filed as Exhibit
                        (22) with and incorporated by reference to the current Form 10-K, Note 1 to the Consolidated Financial Statements.)



  * Incorporated by reference to Form S-1 filed September 25, 1989, SEC file #33-30480.

    (b) Reports on Form 8-K
        -------------------
    None.

                          SIGNATURES

    Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, Cable Car Beverage Corporation has duly caused this report to be signed on its behalf by the undersigned, hereunto duly authorized.

(Registrant)                         CABLE CAR BEVERAGE CORPORATION
(Date)                               April 23, 1997
By(Signature)                        /s/Samuel M. Simpson
(Name and Title)                     Samuel M. Simpson
                                     President and Chief Executive Officer


    Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

(Date)                         April 23, 1997
By(Signature)                  /s/Samuel M. Simpson
(Name and Title)               Samuel M. Simpson
                               Chairman of the Board & President


(Date)                         April 23, 1997
By(signature)                  /s/Myron D. Stadler
(Name and Title)               Myron D. Stadler
                               Chief Accounting Officer