Form 10-Q
period 1997-03-31
CABLE CAR BEVERAGE CORP
filed 1997-05-15
CIK 81057

                           FORM 10-Q
               SECURITIES AND EXCHANGE COMMISSION
                    WASHINGTON, D.C.  20549

    (Mark One)

  [X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934


    For the quarterly period ended     March 31, 1997
                                  ------------------------------

                                OR

  [ ]   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
        SECURITIES EXCHANGE ACT OF 1934


    For the transition period from              to
                                  --------------  -------------


    Commission File Number             0-14784
                          ------------------------------------

                CABLE CAR BEVERAGE CORPORATION
    ---------------------------------------------------------
     (Exact name of Registrant as specified in its charter)


         DELAWARE                          52-0880815
    -------------------              ---------------------
 (State or other jurisdiction
    of incorporation)                   (I.R.S. Employer
                                       Identification No.)



    717 17th Street, Suite 1475, Denver, CO  80202-3314
    ---------------------------------------------------
         (Address of principal executive offices)


                      (303) 298-9038
    ---------------------------------------------------
    (Registrant's telephone number, including area code)



    ---------------------------------------------------
    (Former name, former address and former fiscal year, if changed since last report.)

       Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.


    Yes     X      No
       ----------    ----------


    The Registrant had 8,905,324 shares of its $.01 par value common stock outstanding as of May 12, 1997.

                                                  Form 10-Q
                                                  1st Quarter


                           INDEX
                           -----

                                                         PAGE
                                                         ----

  PART I -  FINANCIAL INFORMATION

  Item 1. Consolidated Financial Statements:
          ----------------------------------

 Consolidated balance sheet at March 31, 1997
 (Unaudited) and at December 31, 1996                      3

 Consolidated statement of operations for the
 three-month periods ended March 31, 1997 and
 1996 (Unaudited)                                          4

 Consolidated statement of cash flows for the
 three-month periods ended March 31, 1997 and
 1996 (Unaudited)                                          5

 Notes to unaudited consolidated financial statements      6


 Item 2. Management's Discussion and Analysis of
         Financial Condition and Results of Operations     7

  PART II - OTHER INFORMATION                              8

  PART I - FINANCIAL INFORMATION

    Item 1.  Consolidated Financial Statements

         CABLE CAR BEVERAGE CORPORATION AND SUBSIDIARIES
         -----------------------------------------------
                   CONSOLIDATED BALANCE SHEET
                   --------------------------

                                  MARCH 31,          DECEMBER 31,
                                    1997                1996
                                ------------        -------------
                                (UNAUDITED)
         ASSETS
         ------
CURRENT ASSETS:
Cash and cash equivalents      $  1,275,142        $   1,408,729
Short-term investments                                   195,042
Accounts receivable, net of
 allowance for doubtful
 accounts of $118,261 at
 March 31, 1997 and $100,743
 at December 31, 1996             2,246,966            1,336,094
Inventories, net                  2,860,547            2,430,896
Prepaid expenses and other
 current assets                      83,955               23,582
Deferred income tax assets          478,535              394,029
                                 ----------           ----------
Total current assets              6,945,145            5,788,372

PROPERTY AND EQUIPMENT, NET
Property and equipment less
 accumulated depreciation
 of $158,119 at March 31,
 1997 and $144,441 at
 December 31, 1996                  134,597              130,778

OTHER ASSETS:
Goodwill and other intangibles,
 less accumulated amortization
 of $397,209 at March 31, 1997
 and $387,168 at December 31,
 1996                               581,224              591,265
Investment in AMCON
 Distributing Co.                    99,185               99,185
Other assets                         54,524               58,603
Deferred income tax assets          439,060              473,579
                                   --------             --------
                                $ 8,253,735          $ 7,141,782
                                ===========          ===========

LIABILITIES AND STOCKHOLDERS'
 EQUITY
 CURRENT LIABILITIES:
Accounts payable and accrued
 liabilities                    $   802,975           $  231,408
Accrued income taxes                146,048              146,140
   Other current liabilities        971,674              782,188
                                 ----------           ----------
   Total current liabilities      1,920,697            1,159,736
                                 ----------           ----------
STOCKHOLDERS' EQUITY:
 Common Stock, $.01 par value;
 25,000,000 shares authorized;
 8,981,681 shares issued             89,817               89,817
Additional paid-in capital        9,822,137            9,822,137
Accumulated deficit              (3,550,281)          (3,901,273)
Less - 76,357 common shares
 in treasury                        (28,635)             (28,635)
                                 ----------            ---------
                                  6,333,038            5,982,046
                                 ----------            ---------
                                $ 8,253,735          $ 7,141,782
                                ===========          ===========



     SEE NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

         CABLE CAR BEVERAGE CORPORATION AND SUBSIDIARIES
         -----------------------------------------------
              CONSOLIDATED STATEMENT OF OPERATIONS
              ------------------------------------

                                           THREE-MONTHS ENDED
                                                MARCH 31,
                                          1997             1996
                                       ---------         ---------
                                              (UNAUDITED)
 REVENUE:
  Sales
                                      $   5,357,864     $   3,682,809
 COST AND EXPENSES:
  Cost of goods sold                      3,840,165         2,696,901
  General and administrative                271,721           241,754
  Selling and distribution                  650,172           444,148
  Depreciation and amortization              23,719            19,807
                                        -----------       -----------
                                          4,785,777         3,402,610
                                        -----------       -----------
 INCOME FROM OPERATIONS                     572,087           280,199
  OTHER INCOME AND (EXPENSES):
  Interest income and other non-
  operating income                           16,124            10,264
  Interest expense                                               (145)
                                         ----------        ----------
 INCOME BEFORE INCOME TAXES                 588,211           290,318
 PROVISION FOR INCOME TAXES                 237,219           116,962
                                         ----------        ----------
 NET INCOME                              $  350,992        $  173,356
                                         ----------        ----------
 EARNINGS PER COMMON SHARE:              $     0.04        $     0.02
                                         ==========        ==========
 WEIGHTED AVERAGE COMMON AND COMMON
  EQUIVALENT SHARES                       9,440,334         9,041,650
                                         ==========        ==========



    SEE NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

      CABLE CAR BEVERAGE CORPORATION AND SUBSIDIARIES
              CONSOLIDATED STATEMENT OF CASH FLOWS

                                           THREE-MONTHS ENDED
                                               MARCH 31,
                                        1997                1996
                                     ---------            --------
                                              (UNAUDITED)
CASH FLOWS FROM OPERATING
 ACTIVITIES:
Net income                          $     350,992     $     173,356
Adjustment to reconcile net
 income to net cash from
 operating activities:
 Depreciation and amortization             23,719            19,807
Provision for loss on accounts
 receivable                                17,518             9,207
Change in current assets and
 liabilities:
Accounts receivable                      (928,390)         (319,266)
Inventories                              (429,651)         (317,490)
Prepaid expenses and other
 current assets                           (60,373)          (17,227)
Other assets                                4,079            (6,532)
Deferred income tax assets                (49,987)           44,363
Accounts payable and accrued
 liabilities                              571,567           183,963
Accrued income taxes                          (92)          116,998
Other current liabilities                 189,486            56,213
                                        ---------         ---------
 NET CASH USED IN OPERATING
  ACTIVITIES                             (311,132)          (56,608)
                                        ---------         ---------
 CASH FLOWS FROM INVESTING
  ACTIVITIES:
Proceeds from short-term
 investments                              195,042
Property and equipment acquis-
 itions and sales                         (17,497)          (13,020)
                                        ---------         ---------
 NET CASH FROM (USED IN)
  INVESTING ACTIVITIES                    177,545           (13,020)
                                        ---------         ---------

 CASH FLOWS FROM FINANCING
  ACTIVITIES:
Principle payments on debt                                   (2,164)
                                        ---------         ---------
 NET CASH FROM USED IN
  FINANCING ACTIVITIES                                       (2,164)
                                        ---------         ---------
 NET DECREASE IN CASH AND CASH
  EQUIVALENTS                            (133,587)          (71,792)

 CASH AND CASH EQUIVALENTS AT
  BEGINNING OF PERIOD                   1,408,729           576,191
                                        ---------          --------
 CASH AND CASH EQUIVALENTS AT
  END OF PERIOD                      $  1,275,142       $   504,399
                                     ============       ===========

    SEE NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

        CABLE CAR BEVERAGE CORPORATION AND SUBSIDIARIES
        -----------------------------------------------
      NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
      ----------------------------------------------------


Note 1 - Financial Statements Presented:
----------------------------------------
  The consolidated interim financial statements of Cable Car Beverage Corporation (the "Company") at March 31, 1997 and for the three-month periods ended March 31, 1997 and 1996 are unaudited. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the consolidated financial position, results of operations and cash flows for all periods presented have been made.

  The Company's consolidated financial statements include the accounts of its wholly-owned subsidiaries, Old San Francisco Seltzer, Inc. and Fountain Classics, Inc.

  Certain information and substantially all footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been omitted. It is suggested that these financial statements be read in conjunction with the financial statements and notes thereto included in the Company's consolidated financial statements, filed on Form 10-K for the year ended December 31, 1996. The results of operations for the period ended March 31, 1997 are not necessarily indicative of the operating results for the full year.

  Certain reclassifications have been reflected in the prior year financial statements to confirm to the current year presentation.

Note 2 - Income Per Common Share:
---------------------------------
  Net income per common and common share equivalent was computed under the treasury stock method using the weighted average number of common shares and dilutive common stock equivalent shares outstanding during the period. In February 1997, the FASB issued SFAS No. 128, "Earnings per Share," which is effective for periods ending after December 15, 1997 and requires changes in the computation, presentation and disclosure of earnings per share. Earnings per share for all prior periods must be restated to conform with computation provisions of SFAS No. 128. The Company will adopt SFAS No. 128 for the year ended December 31, 1997, but does not expect the new accounting standard to have a material impact on the Company's reported financial results.

Note 3 - Inventories:

Inventories consisted of:        March 31,        December 31,
                                   1997              1996
                               ------------      -------------
Finished Goods                 $  1,329,794       $  1,330,990
Raw Materials                     1,530,753          1,099,906
                               ------------       ------------
                               $  2,860,547       $  2,430,896
                               ============       ============

Item 2. Management's Discussion and Analysis of Financial Condition And Results of Operations

Current Developments
--------------------
  The Company continued to experience growth of its line of Stewart's brand soft drinks during the first quarter of 1997. During the first quarter of 1997, the Company entered into a long-term distribution agreement with Mr. Natural, Inc. whereby Mr. Natural has agreed to distribute the Company's entire line of Stewart's gourmet sodas in the five boroughs of New York City and in Westchester county. Mr. Natural also distributes Snapple and Gatorade in New York City.

Results of Operations
---------------------
Comparison of the three-month periods ended March 31, 1997 and March 31,
------------------------------------------------------------------------
1996
----
  Revenue for the three-months ended March 31, 1997 was $5,357,864 versus revenue of $3,682,809 for the three-months ended March 31, 1996. This increase of $1,675,055, or 45%, was primarily due to increased sales of Stewart's brand beverages. Stewart's sales grew in most U.S. markets and Canada during the first quarter of 1997.

  Pre-tax income increased $297,893, or 103%, to $588,211 for the three-months ended March 31, 1997 from $290,318 for the three-months ended March 31, 1996. This increase in pre-tax income is primarily due to increased revenues and an increase in gross margins. Cost of goods sold increased $1,143,264 in the first quarter of 1997 versus 1996, but decreased as a percentage of sales to 71.7% from 73.2%. The improved gross margin was primarily due to favorable sweetner costs throughout the U.S. during the first quarter of 1997.

  Net income increased by $177,636, or 102%, to $350,992 for the three-months ended March 31, 1997 from $173,356 for the three-months ended March 31, 1996. The Company's provision for income taxes reflects a 39% income tax rate for the three-months ended March 31, 1997, as opposed to a 38% income tax rate for the three-months ended March 31, 1996.

  General and administrative expense increased $29,967 from 1996 to 1997, and decreased as a percentage of sales from 6.6% to 5.1%. The percentage decrease was primarily attributable to increased sales and relatively constant administrative expenses.

  Selling expense increased $206,024 from 1996 to 1997, and remained constant as a percentage of sales at 12%. The dollar increase was due primarily to the following factors: salaries, promotional spending, delivery costs and other related selling expenses associated with expanding distribution.

Liquidity and Capital Resources
-------------------------------
  The Company's current ratio at March 31, 1997 was 3.6 as compared to
5.0 at December 31, 1996. Working capital at March 31, 1997 was $5,024,448 as compared to $4,628,636 at December 31, 1996. For the three-months ended March 31, 1997, cash decreased by approximately $133,587. The principal use of cash during the quarter was for operating activities. Inventories and accounts receivables increased significantly as a result of increased sales. Net income adjusted for depreciation, amortization and other provisions generated approximately $392,000 in cash. Accounts receivable and inventories increased by a total of roughly $1,358,000, and accounts payable increased roughly $572,000. Investing activities provided cash of approximately $178,000, primarily from the proceeds from short-term investments.

  The Company intends to utilize cash from operations to meet its ongoing obligations. The Company also maintains a bank line of credit in the amount of $500,000 which it may utilize from time to time to meet seasonal cash needs. Management does not expect liquidity problems during 1997 assuming the Company can maintain or exceed its current sales volume, and expenses as a percentage of sales remain relatively constant.

Forward Looking Statements
--------------------------
  This Quarterly Report of Form 10-Q contains certain statements, including statements under "Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations," that constitute "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. Such forward-looking statements involve known and unknown risks, uncertainties and other factors which may cause the actual results of the Company to be materially different from any future results implied by such forward-looking statements. Such factors include, but are not limited to general economic and business conditions; the costs of raw materials, the ability of the Company to maintain margins; continued or new relationships with distributors and brand support, changes in consumer preferences; government regulations and other factors. The Company under-takes no obligation to revise any forward looking statements in order to reflect events or circumstances that may arise after the date of this report.

PART II - OTHER INFORMATION

Item 6. Exhibits and Reports on Form 8-K

  (a.) Exhibits

   (10)-U         Distribution Agreement - Mr. Natural

  (b.) Reports on Form 8-K

       No reports on Form 8-K were filed with the Commission for the quarter ended March 31, 1996.

  (c.) Financial Data Schedule

                         SIGNATURES

    Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, hereunto duly authorized.



(Registrant)           CABLE CAR BEVERAGE CORPORATION
(Date)                 May 12, 1997
By:(Signature)         /s/Samuel M. Simpson
(Name and Title)       Samuel M. Simpson
                       President
By:(Signature)         /s/Myron D. Stadler
(name and Title        Myron D. Stadler
                       Chief Accounting Officer