Form 10-Q
period 1997-06-30
CABLE CAR BEVERAGE CORP
filed 1997-08-14
CIK 81057

                           FORM 10-Q
               SECURITIES AND EXCHANGE COMMISSION
                    WASHINGTON, D.C.  20549

    (Mark One)

      [X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934


    For the quarterly period ended     June 30, 1997
                                     ----------------

                                OR

      [X] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934


    For the transition period from              to



    Commission File Number      0-14784
                               ---------

                    CABLE CAR BEVERAGE CORPORATION
        ----------------------------------------------------
       (Exact name of Registrant as specified in its charter)


          DELAWARE                                    52-0880815
   -----------------------------                   ----------------
    (State or other jurisdiction                  (I.R.S. Employer
    of incorporation)                             Identification No.)

          717 17th Street, Suite 1475, Denver, CO  80202-3314
          ---------------------------------------------------
               (Address of principal executive offices)


                           (303) 298-9038
          --------------------------------------------------
         (Registrant's telephone number, including area code)



          --------------------------------------------------
         (Former name, former address and former fiscal year, if changed since last report.)

    Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.


                        Yes    X               No



    The Registrant had 8,948,324 shares of its $.01 par value common stock outstanding as of August 8, 1997.

                                                                  Form 10-Q
                                                                2nd Quarter


                             INDEX

                                                                 PAGE
                                                                 ----
PART I - FINANCIAL INFORMATION

Item 1. Consolidated Financial Statements:
------------------------------------------

    Consolidated balance sheet at June 30, 1997 (Unaudited)
    and at December 31, 1996                                       3

    Consolidated statement of operations for the six-month
    and three-month periods ended June 30, 1997 and June
    30, 1996 (Unaudited)                                           4

    Consolidated statement of cash flows for the six-month
    periods ended June 30, 1997 and June 30, 1996
    (Unaudited)                                                    5

    Consolidated statement of changes in stockholders'
    equity (Unaudited)                                             6

    Notes to unaudited consolidated financial statements for
    the six-month period ended June 30, 1997                       7

Item 2.   Management's Discussion and Analysis of
          ---------------------------------------
          Financial Condition and Results of Operations            8
          ---------------------------------------------


PART II - OTHER INFORMATION                                       11

PART I - FINANCIAL INFORMATION

Item 1.  Consolidated Financial Statements

         CABLE CAR BEVERAGE CORPORATION AND SUBSIDIARIES
         -----------------------------------------------
              UNAUDITED CONSOLIDATED BALANCE SHEET
              ------------------------------------

                                                JUNE 30,      DECEMBER 31,
                                                  1997           1996

ASSETS
------

CURRENT ASSETS:
  Cash and cash equivalents                   $ 1,229,406      $ 1,408,729
  Short-term investments                                           195,042
  Accounts receivable, net of allowance for
     doubtful accounts of $143,025 at June
     30, 1997 and $100,743 at December 31,
     1996                                       2,694,410        1,336,094
  Inventories, net                              3,246,493        2,430,896
  Prepaid expenses and other current assets        86,012           23,582
  Deferred income tax assets                      519,950          394,029
                                                ---------        ---------
Total Current Assets                            7,776,271        5,788,372

PROPERTY AND EQUIPMENT, NET
  Property and equipment less accumulated
  depreciation of $173,896 at June 30, 1997
  and $144,441 at December 31, 1996               127,945          130,778

OTHER ASSETS:
  Goodwill and other intangibles, less
    accumulated amortization of $414,842 at
    June 30, 1997 and $387,168 at December 31,
    1996                                          763,649          591,265
  Investment in AMCON Distributing Co.             99,185           99,185
  Other assets                                      1,312           58,603
  Deferred income tax assets                      404,541          473,579
                                              -----------      -----------
                                              $ 9,172,903      $ 7,141,782
                                              ===========      ===========

LIABILITIES AND STOCKHOLDERS' EQUITY
------------------------------------
CURRENT LIABILITIES:
  Accounts payable and accrued liabilities    $   795,227      $   231,408
  Accrued income taxes                             66,360          146,140
  Other current liabilities                     1,559,292          782,188
                                                ---------        ---------
Total Current Liabilities                       2,420,879        1,159,736
                                                ---------        ---------

STOCKHOLDERS' EQUITY:
  Common stock, $.01 par value; 25,000,000
   shares authorized; 9,024,681 shares issued
   at June 30, 1997 and 8,981,681 issued at
   December 31, 1996                               90,247          89,817
  Additional paid-in capital                    9,898,687       9,822,137
  Accumulated deficit                          (3,208,275)     (3,901,273)
  Less - 76,357 common shares in treasury         (28,635)        (28,635)
                                                ----------      ----------
                                                6,752,024       5,982,046
                                              -----------     -----------
                                              $ 9,172,903     $ 7,141,782
                                              ===========     ===========

            SEE NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

              CABLE CAR BEVERAGE CORPORATION AND SUBSIDIARIES
              -----------------------------------------------
              UNAUDITED CONSOLIDATED STATEMENT OF OPERATIONS
              ----------------------------------------------

                               THREE-MONTHS               SIX-MONTHS
                               ENDED JUNE 30,            ENDED JUNE 30,
                             1997          1996         1997         1996
                            ------        ------       ------       ------
REVENUE:
Sales                    $ 7,388,832   $ 5,249,735   $12,746,696  $ 8,932,544

COST AND EXPENSES:
Cost of goods sold         5,283,393     3,766,940     9,123,558    6,463,841
General and
 administrative              668,652       273,375       940,373      515,129
Selling and distribution     735,603       521,183     1,385,775      965,331
Depreciation and
   amortization               33,410        22,277        57,129       42,084
                           ---------     ---------    ----------    ---------
                           6,721,058     4,583,775    11,506,835    7,986,385
                           ---------     ---------    ----------    ---------
INCOME FROM OPERATIONS       667,774       665,960     1,239,861      946,159

OTHER INCOME AND
(EXPENSES):
Interest income and other
   non-operating income       15,220         9,629        31,344       19,893
  Interest expense                             (83)                      (228)
                           ---------      ---------    ---------     ---------
INCOME BEFORE INCOME
TAXES                        682,994       675,506     1,271,205      965,824

PROVISION FOR INCOME
TAXES                        340,988       245,455       578,207      362,417
                         -----------   -----------   -----------  -----------
NET INCOME               $   342,006   $   430,051   $   692,998  $   603,407
                         ===========   ===========   ===========  ===========

NET INCOME PER
COMMON SHARE             $       .04   $       .05   $       .07  $       .07
                         ===========   ===========   ===========  ===========

WEIGHTED AVERAGE
COMMON AND COMMON
EQUIVALENT SHARES          9,687,764     9,050,647     9,602,700    9,022,000
                         ===========   ===========   ===========  ===========

        SEE NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

            CABLE CAR BEVERAGE CORPORATION AND SUBSIDIARIES
            -----------------------------------------------
            UNAUDITED CONSOLIDATED STATEMENT OF CASH FLOWS
            ----------------------------------------------

                                                        SIX-MONTHS ENDED
                                                          SEPTEMBER 30,
                                                     1997             1996
                                                  ----------       ----------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income                                       $   692,998      $   603,407
Adjustment to reconcile net income to net
 cash from operating activities:
  Depreciation and amortization                       57,129           42,084
  Provision for loss on accounts receivable           42,282           21,332
  Change in assets and liabilities:
    Accounts receivable                           (1,492,886)        (845,677)
    Inventories                                     (815,597)        (545,604)
    Prepaid expenses and other current assets        (62,430)         (14,749)
    Other assets                                      57,291          (72,161)
    Deferred income tax assets                       (56,883)          44,363
    Accounts payable and accrued liabilities         563,819          597,424
    Accrued income taxes                             (79,780)         220,753
    Other current liabilities                        777,104          193,353
                                                  -----------      -----------
  NET CASH FROM (USED IN) OPERATING ACTIVITIES      (316,953)         244,525
                                                  -----------      -----------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Proceeds from short-term investments               195,042
  Cash paid to reacquire certain distribution
   rights                                            (30,790)
  Property and equipment acquisitions                (26,622)         (39,141)
                                                  -----------      -----------
  NET CASH FROM (USED IN) INVESTING ACTIVITIES       137,630          (39,141)
                                                  -----------      -----------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Principal payments on debt                                           (4,389)
  Proceeds from issuance of stock                                     134,998
                                                  -----------       ----------
NET CASH FROM FINANCING ACTIVITIES                                    130,609
                                                  -----------       ----------
NET INCREASE (DECREASE) IN CASH AND CASH
  EQUIVALENTS                                       (179,323)         335,993

CASH AND CASH EQUIVALENTS AT BEGINNING OF
  PERIOD                                           1,408,729          576,191
                                                 -----------      -----------
CASH AND CASH EQUIVALENTS AT END OF PERIOD       $ 1,229,406      $   912,184
                                                 ===========      ===========

SUPPLEMENTAL DISCLOSURE OF NON-CASH
  FINANCING AND INVESTING ACTIVITIES
    Issuance of stock to reacquire certain
       distribution rights                       $    76,980

    Forgiveness of accounts receivable to
       reacquire certain distribution rights          92,288

          SEE NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

           CABLE CAR BEVERAGE CORPORATION AND SUBSIDIARIES
           -----------------------------------------------
             UNAUDITED CONSOLIDATED STATEMENT OF CHANGES
             -------------------------------------------
                     IN STOCKHOLDERS' EQUITY
                     -----------------------

                COMMON STOCK       ADDITIONAL    ACCUMU      TREASURY STOCK
             -----------------     PAID-IN      -LATED     -------------------
             SHARES     AMOUNT     CAPITAL      DEFICIT    SHARES       AMOUNT
             ------     ------     -------      -------    ------       ------
Balance,
December
31, 1996   8,981,681   $ 89,817  $9,822,137   $(3,901,273)  76,357  $ (28,635)

Stock
issued to
reacquire
certain
distri-
bution
rights        43,000        430      76,550

Net
Income                                            692,998
           ---------   --------   ---------    ----------  -------  ----------
Balance
June 30,
1997       9,024,681   $ 90,247  $9,898,687   $(3,208,275)  76,357  $ (28,635)
           =========   ========  ==========   ============  ======  ==========
















        SEE NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

           CABLE CAR BEVERAGE CORPORATION AND SUBSIDIARIES
           -----------------------------------------------
         NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
         ----------------------------------------------------
Note 1 - Financial Statements Presentation:
-------------------------------------------
The consolidated interim financial statements of Cable Car Beverage Corporation (the "Company") at June 30, 1997, and for the six-month and three-month periods ended June 30, 1997, and June 30, 1996 are unaudited. In the opinion of management, all adjustments (consisting of only normal recurring adjustments) necessary to present fairly the consolidated financial position, results of operations and cash flows for all periods presented have been made.

The Company's consolidated interim financial statements include the accounts of its wholly-owned subsidiaries, Old San Francisco Seltzer, Inc. and Fountain Classics, Inc.

Certain information and substantially all footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been omitted. It is suggested that these financial statements be read in conjunction with the fiscal year ended Company's consolidated financial statements, filed in Form 10-K for December 31, 1996. The results of operations for the period ended June 30, 1997 are not necessarily indicative of the operating results for the full year.

Certain reclassifications have been reflected in the prior period financial statements to conform to the current year presentations.

Note 2 - Net Income Per Common Share:
-------------------------------------
Net income per common share was computed under the treasury stock method using the weighted average number of common shares and dilutive common stock equivalent shares outstanding during the period. In February 1997, the FASB issued SFAS No. 128, "Earnings per Share," which is effective for periods ending after December 15, 1997 and requires changes in the computation, presentation and disclosure of earnings per share. Earnings per share for all prior periods must be restated to conform with computation provisions of SFAS No. 128. The adoption of SFAS No. 128 for the year ended December 31, 1997 will not have a material impact on the Company's reported financial results.

Note 3 - Inventories:

Inventories consisted of:
                                            June 30,        December 31,
                                              1997              1996
                                          -----------       -----------
Finished Goods                            $ 1,519,816       $ 1,330,990
Raw Materials                               1,726,677         1,099,906
                                          -----------       -----------
                                          $ 3,246,493       $ 2,430,896
                                          ===========       ===========

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Certain statements in the following discussions regarding the Company's future product and business plans, financial results, performance and events are forward-looking statements and are based on current expectations. Actual results may differ materially due to a number of risks and uncertainties.

Current Developments
--------------------
During the second quarter, the Company reacquired territorial marketing and distribution rights from certain of its distributors located in the northeastern United States. The cost to reacquire these territorial distribution rights totaled $200,058, of which $30,790 was paid in cash, $92,288 was accounts receivable forgiven, and the remainder was paid through the issuance of the Company's common stock.

Results of Operations
---------------------
Comparison of the six-month periods ended June 30, 1997 and June 30, 1996
-------------------------------------------------------------------------
Revenue for the six-months ended June 30, 1997 was $12,746,696 versus revenue of $8,932,544 for the six-months ended June 30, 1996. This increase of $3,814,152, or 43%, was primarily due to increased sales of Stewart's brand products.

Cost of goods sold increased by $2,659,717 for the comparative six-months ended June 30, 1997 and June 30, 1996. As a percentage of sales, cost of goods sold decreased to 71.6% for the six-months ended June 30, 1997 from 72.4% for the six-months ended June 30, 1996. The improved gross margin was primarily due to favorable sweetener costs compared with the six months ended June 30, 1996.

General and administrative expenses increased by $425,244 for the six-months ended June 30, 1997 compared to the six-months ended June 30, 1996. General and administrative costs also increased as a percentage of sales to 7.4% from 5.8% for the six-months ended June 30, 1997 and 1996, respectively. This increase is primarily the result of approximately $313,000 of expenses related to the proposed merger with Triarc Companies, Inc. (see
Part II, Item 5, below). These expenses are non-recurring and are not related to ongoing operations of the Company. Excluding these merger related expenses, general and administrative expenses would have been $627,557 or 4.9% of sales.

Selling and distribution expenses increased $420,444 for the comparative six-months ended June 30, 1997 from June 30, 1996, primarily due to increased promotional spending on the Stewart's brand products. As a percentage of sales, selling expenses were relatively constant at 11%.

Pre-tax income rose $305,381, or 32%, to $1,271,205 for the six-months ended June 30, 1997 from $965,824 for the six-months ended June 30, 1996. Net income rose $89,591, or 15%, to $692,998 from $603,407 for the comparative periods ending June 30, 1997 and 1996, respectively. Excluding merger related costs, pre-tax income would have risen 64% to $1,584,021 and net income would have increased 57% to $949,522 for the six-month period compared to the prior year period.

Comparison of the three-month periods ended June 30, 1997 and June 30, 1996
---------------------------------------------------------------------------
Revenue for the three-months ended June 30, 1997 was $7,388,832 versus revenue of $5,249,735 for the three-months ended June 30, 1996. This increase of $2,139,097, or 41%, was primarily due to increased sales of Stewart's brand products.

Cost of goods sold increased by $1,516,453 for the comparative three-months ended June 30, 1997 and June 30, 1996. As a percentage of sales, cost of goods sold remained relatively constant at 72% for the comparative three-months ended June 30, 1997 and 1996.

General and administrative expenses increased by $395,277 for the three-months ended June 30, 1997 compared to the three-months ended June 30, 1996. General and administrative costs also increased as a percentage of sales to 9% from 5.2% for the three-months ended June 30, 1997 and 1996, respectively. This increase is primarily the result of approximately $313,000 of expenses related to the proposed merger with Triarc Companies, Inc. (see Part II, Item 5, below). These expenses are non-recurring and are not related to ongoing operations of the Company. Excluding these merger related expenses, general and administrative expenses would have been $355,836 or 4.8% of sales.

Selling and distribution expenses increased $214,420 for the comparative three-months ended June 30, 1997 from June 30, 1996, primarily due to increased promotional spending on the Stewart's brand products. As a percentage of sales, selling expenses were relatively constant at 10%.

Pre-tax income rose $7,488, or 1%, to $682,994 for the three-months ended June 30, 1997 from $675,506 for the three-months ended June 30, 1996. Net income declined $88,045, or 20%, to $342,006 from $430,051 for the comparative three-month periods ended June 30, 1997 and 1996, respectively. Excluding merger related costs, pre-tax income would have rose 47% to $995,810 and net income would have increased 39% to $598,530 for the three-month period compared to the prior year period.

Because the Triarc merger related expenses are not deductible for tax purposes, the Company's annual effective tax rate for 1997 is expected to be 45%. The effective tax rate of 50% and 45% for the three-months and six-months ended June 30, 1997, respectively, reflect the impact of the nondeductible merger expenses.

Liquidity and Capital Resources
-------------------------------
The Company's current ratio at June 30, 1997 was 3.21 as compared to 5.0 at December 31, 1996. Working capital at June 30, 1997 was $5,355,392 as compared to $4,628,636 at December 31, 1996. For the six-months ended June 30, 1997, cash decreased by $179,323. The principal use of cash during this period was for operating activities. Inventories and accounts receivable increased significantly as a result of increased sales. Net income adjusted for depreciation, amortization and other provisions generated approximately $792,000 in cash. Accounts receivable and inventories increased by a total of approximately $2,308,000, and accounts payable and other current liabilities increased approximately $1,341,000. Investing activities provided cash of approximately $138,000, primarily from the proceeds from short-term investments.

The Company intends to utilize cash from operations to meet its ongoing obligations. The Company also maintains a bank line of credit in the amount of $500,000 which it may utilize from time to time to meet seasonal cash needs. Management does not expect liquidity problems for the next twelve months assuming the Company can maintain or exceed its current sales volume, and expenses as a percentage of sales remain relatively constant.

Forward-Looking Statements
--------------------------
This Quarterly Report of Form 10-Q contains certain statements, including statements under "Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations," that constitute "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. Such forward-looking statements involve known and unknown risks, uncertainties and other factors which may cause the actual results of the Company to be materially different from any future results implied by such forward-looking statements. Such factors include, but are not limited to general economic and business conditions; the costs of raw materials, the ability of the Company to maintain margins; continued or new relationships with distributors and brand support, changes in consumer preferences; government regulations and other factors. The Company undertakes no obligation to revise any forward-looking statements in order to reflect events or circumstances that may arise after the date of this report.

PART II - OTHER INFORMATION

Item 5.  Other Information

Merger Agreement - Triarc Companies, Inc.
-----------------------------------------
On June 24, 1997 the Company entered into a definitive agreement with Triarc Companies, Inc. (NYSE:TRY) whereby the Company agreed to be merged with a wholly-owned subsidiary of Triarc (the "Merger Agreement"). Approval of the Merger Agreement and the proposed merger (the "Merger") requires the affirmative vote of a majority of the outstanding shares of the Company's common stock.

Pursuant to the proposed Merger, each share of the Company's Common Stock issued and outstanding immediately prior to the effective time of the Merger (other than treasury shares and shares held by Triarc and its subsidiaries and subsidiaries of the Company, all of which will be canceled, and shares with respect to which the holder has exercised appraisal rights under Delaware law) will be converted into the right to receive 0.1722 of a share (the "Conversion Price") of Class A common stock, par value $.10 per share, of Triarc (the "Triarc Common Stock"), subject to the adjustment described below, and any cash to be paid in lieu of fractional shares of Triarc Common Stock. The Conversion Price is subject to adjustment as follows: (i) if the Average Triarc Share Price (based on the average closing price for 15 consecutive trading days immediately preceding closing) is less than $18.875, then the Conversion Price shall be adjusted to equal the quotient obtained by dividing $3.25 by such Average Triarc Share Price, and (ii) if the Average Triarc Share Price is greater than $24.50, then the Conversion Price shall be adjusted to equal the quotient obtained by dividing $4.22 by such Average Triarc Share Price.

Triarc is a holding company which, through its subsidiaries, is engaged in the following businesses: beverages, restaurants, dyes and specialty chemicals and liquefied petroleum gas. The beverage operations are conducted by the Triarc Beverage Group through Royal Crown Company, Inc., Mistic Brands, Inc. and, since its acquisition on May 22, 1997, Snapple Beverage Corp.; the restaurant operations are conducted by the Triarc Restaurant
Group through Arby's, Inc.; the dyes and specialty chemical operations are conducted through C.H. Patrick & Co., Inc.; and the liquefied petroleum gas operations are conducted through National Propane Corporation, the managing general partner of National propane Partners, L.P., and its operating subsidiary partnership, National Propane, L.P.

Change of Control
-----------------
As a condition to its entering into the Merger Agreement, Triarc required Samuel M. Simpson, the President and Chief Executive Officer of the Company, Susan L. Neff, Mr. Simpson's wife, William H. Rutter, a director of the Company, and Susan L. Fralick, Mr. Rutter's wife (collectively, the "Subject Stockholders"), to enter into a Stockholders Agreement, as amended (the "Stockholders Agreement"). The Subject Stockholders own an aggregate of 1,766,409 shares of the Company's Common Stock, or approximately 19.7% of the shares of the Company's Common Stock, which are subject to the terms of the Stockholders Agreement (such amount does not include 12,200 shares owned by them but not subject to the Stockholders Agreement). Each Subject Stockholder has agreed that at any meeting of the holders of the Company's Common Stock, he or she will, until the effective time or the termination of the Merger Agreement, vote or cause to be voted such Cable Car Common Stock and any of the Company's Common Stock acquired by them after the date of the Stockholders Agreement in favor of approval of the Merger Agreement and the Merger and against certain other actions. Moreover, each Subject Stockholder has also granted Triarc an irrevocable proxy to vote his or her shares of stock as specified above in the event that such Subject Stockholder fails to so vote his or her stock in the agreed upon manner.

In addition, pursuant to the Stockholders Agreement, each Subject Stockholder has granted to Triarc an exclusive and irrevocable option to purchase his or her stock in whole but not in part under certain circumstances at a price per share in cash equal to the product obtained by multiplying 0.1722 (the "Option Conversion Price") times the average (without rounding) of the closing prices per share of Triarc Common Stock on the NYSE on the NYSE Composite Tape for the 15 consecutive NYSE trading days ending on the NYSE trading day immediately preceding the date of the closing of the exercise of the option (the "Option Average Share Price"), subject to the following adjustment: if the Option Average Share Price is less than $18.875, then the Option Conversion Price will be adjusted to equal the quotient obtained by dividing $3.25 by the Option Average Share Price, and if the Option Average Share Price is greater than $24.50, then the Option Conversion Price will be adjusted to equal the quotient obtained by dividing $4.22 by the Option Average Share Price.

Agreements with Stewart's
-------------------------
On June 24, 1997 the Company entered into agreements with Stewart's Restaurants, Inc. ("Stewart's Restaurants") amending and modifying its licensing agreements with Stewart's Restaurants (the "Stewart's Master Agreement") as further amended on August 11, 1997. Among other things, these amendments (i) gave the Company ownership of the formulas for and manufacturing rights to concentrates used to make Stewart's soft drinks;
(ii) provide that the Company is permitted to use the Stewart's trademark on any other product of any type; and (iii) granted to the Company the perpetual exclusive worldwide license to manufacture, distribute and sell post-mix syrups and premixes for Stewart's beverages throughout the world (fountain-type beverages), subject to certain rights retained by Stewart's Restaurants. As consideration for these amendments, the Company agreed to issue to Stewart's Restaurants an aggregate of 150,000 shares of the Company's Common Stock and to pay Stewart's Restaurants $400,000 in cash, of which $250,000 is payable on March 31, 1998 and $150,000 is payable on March 31, 1999.

Item 6.  Exhibits and Reports on Form 8-K

     (a)  Exhibits

       (2)-1    Agreement and Plan of Merger - Triarc Company, Inc.***
       3 (i)    Certificate of Incorporation*
       3 (ii)   Certificate of Amendment (Changing Name)**
       3 (iii)  By-Laws*
       (10)-V   Agreement - Stewart's Restaurants, Inc.***
       (10)-W   Agreement - Stewart's Restaurants, Inc.***
       (10)-X   Stockholders Agreement - Samuel M. Simpson and William H.
                Rutter***


*     Incorporated by reference to Form 10-K dated 10/09/87
**    Incorporated by reference to Form S-1 filed 09/25/89 (SEC #33-30480)
***   Incorporated by reference to Form 8-K filed July 2, 1997 (SEC #0-14784)


     (b)  Reports on Form 8-K






The Registrant filed a Report on Form 8-K on July 2, 1997 relating to the proposed merger with Triarc, the Stockholders' Agreement with Triarc and the agreements with Stewart's Restaurants, Inc.

                              SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, hereunto duly authorized.


(Registrant)                         CABLE CAR BEVERAGE CORPORATION
BY)Signature)                        /s/Samuel M. Simpson
(Date)                               August 13, 1997
(Name and Title)                     Samuel M. Simpson
                                     President

BY(Signature)                        /s/Myron D. Stadler
(Date)                               August 13, 1997
(Name and Title)                     Myron D. Stadler
                                     Chief Accounting Officer