Form 10-Q
period 1997-09-30
CABLE CAR BEVERAGE CORP
filed 1997-11-12
CIK 81057

                               FORM 10-Q
                    SECURITIES AND EXCHANGE COMMISSION
                        WASHINGTON, D.C.  20549

(Mark One)

X    QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
     EXCHANGE ACT OF 1934

For the quarterly period ended     September 30, 1997
                                 ---------------------
OR

     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______________ to ___________________

Commission File Number             0-14784
                        ------------------------

                    CABLE CAR BEVERAGE CORPORATION
        -----------------------------------------------------
        (Exact name of Registrant as specified in its charter)

         DELAWARE                                 52-0880815
   ---------------------------                 ------------------
  (State or other jurisdiction                 (I.R.S. Employer
      of incorporation)                       Identification No.)

           717 17th Street, Suite 1475, Denver, CO  80202-3314
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

                    Yes      X         No


The Registrant had 9,098,324 shares of its $.01 par value common stock outstanding as of November 10, 1997.

                                                              Form 10-Q
                                                            3rd Quarter


                                  INDEX
                                  -----

                                                                     PAGE
                                                                     ----
PART I - FINANCIAL INFORMATION

Item 1. Consolidated Financial Statements:
        ----------------------------------

        Consolidated balance sheet at September 30, 1997
        (Unaudited) and at December 31, 1996                           3

        Consolidated statement of operations for the three-month
        and nine-month periods ended September 30, 1997 and
        September 30, 1996 (Unaudited)                                 4

        Consolidated statement of cash flows for the nine-month
        periods ended September 30, 1997 and September 30,
        1996 (Unaudited)                                               5

        Consolidated statement of changes in stockholders'
        equity (Unaudited)                                             6

        Notes to unaudited consolidated financial statements for
        the nine-month period ended September 30, 1997                 7

Item 2. Management's Discussion and Analysis of
        ---------------------------------------
        Financial Condition and Results of Operations                  8
        ---------------------------------------------


PART II - OTHER INFORMATION                                          11

PART I - FINANCIAL INFORMATION

Item 1.  Consolidated Financial Statements

             CABLE CAR BEVERAGE CORPORATION AND SUBSIDIARIES
                  UNAUDITED CONSOLIDATED BALANCE SHEET

                                                  SEPTEMBER 30,  DECEMBER 31,
                                                      1997          1996
                                                  -------------  ------------
ASSETS
------
CURRENT ASSETS:
  Cash and cash equivalents                        $  1,351,698  $  1,408,729
  Short-term investments                                              195,042
  Accounts receivable, net of allowance for
   doubtful accounts of $160,461 and $100,743,
   respectively                                       2,477,909     1,336,094
  Inventories, net                                    3,326,902     2,430,896
  Prepaid expenses and other current assets             101,503        23,582
  Deferred income tax assets                            582,497       394,029
                                                    -----------    ----------
Total Current Assets                                  7,840,509     5,788,372

PROPERTY AND EQUIPMENT, NET
  Property and equipment less accumulated
   depreciation of $187,173 and $144,441,
   respectively                                         129,516       130,778

OTHER ASSETS:

  Goodwill and other intangibles, less accumulated
    amortization of $446,145 and $387,168,
    respectively                                      1,497,971       591,265
  Investment in AMCON Distributing Co.                   99,185        99,185
  Other assets                                           52,265        58,603
  Deferred income tax assets                            370,022       473,579
                                                   ------------  ------------
                                                   $  9,989,468  $  7,141,782
                                                   ============  ============

LIABILITIES AND STOCKHOLDERS' EQUITY
------------------------------------
CURRENT LIABILITIES:
  Accounts payable and accrued liabilities         $    331,281  $    231,408
  Accrued income taxes                                   53,024       146,140
  Other current liabilities                           1,571,379       782,188
  Current portion of long-term debt                     250,000
                                                   ------------  ------------
Total Current Liabilities                             2,205,684     1,159,736
                                                   ------------  ------------
LONG-TERM DEBT                                          150,000
                                                   ------------  ------------

STOCKHOLDERS' EQUITY:
  Common stock, $.01 par value; 25,000,000
   shares authorized; 9,174,681 shares issued
   at September 30, 1997 and 8,981,681 issued
   at December 31, 1996                                 91,747         89,817
  Additional paid-in capital                        10,262,812      9,822,137
  Accumulated deficit                               (2,692,140)    (3,901,273)
  Less - 76,357 common shares in treasury              (28,635)       (28,635)
                                                    -----------    -----------
                                                     7,633,784      5,982,046
                                                  -------------  -------------
                                                  $  9,989,468   $  7,141,782

          SEE NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

              CABLE CAR BEVERAGE CORPORATION AND SUBSIDIARIES
               UNAUDITED CONSOLIDATED STATEMENT OF OPERATIONS

                             THREE-MONTHS                 NINE-MONTHS
                          ENDED SEPTEMBER 30,         ENDED SEPTEMBER 30,
                          1997           1996         1997           1996
                        --------       --------      -------       --------
REVENUES
  Sales                $ 7,762,071   $ 5,664,924    $20,508,767   $14,597,468

COST AND EXPENSES:
  Cost of goods sold     5,544,692     4,085,908     14,668,250    10,549,749
  General and
    administrative         388,510       306,217      1,328,883       821,346
  Selling and
    distribution           864,659       503,836      2,250,434     1,469,167
  Depreciation and
    amortization            44,580        21,785        101,709        63,869
                         ---------     ---------     ----------    ----------
                         6,842,441     4,917,746     18,349,276    12,904,131
                         ---------     ---------     ----------    ----------
INCOME FROM OPERATIONS     919,630       747,178      2,159,491     1,693,337

OTHER INCOME AND
(EXPENSES):
  Interest income and
    other non-operating
    income                  21,091        11,626         52,435        31,519
  Interest expense                           (42)                        (270)

INCOME BEFORE INCOME
TAXES                      940,721       758,762      2,211,926     1,724,586

PROVISION FOR INCOME
TAXES                      424,586       313,647      1,002,793       676,064
                           -------       -------     ----------    ----------
NET INCOME               $ 516,135     $ 445,115     $1,209,133    $1,048,522
                         =========     =========     ==========    ==========
NET INCOME PER
COMMON SHARE             $     .05     $     .05     $      .13    $      .12
                         =========     =========     ==========    ==========
WEIGHTED AVERAGE
COMMON AND COMMON
EQUIVALENT SHARES        9,921,964     9,268,101      9,665,592     9,066,057
                         =========     =========     ==========     =========

           SEE NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

             CABLE CAR BEVERAGE CORPORATION AND SUBSIDIARIES
              UNAUDITED CONSOLIDATED STATEMENT OF CASH FLOWS

                                                      NINE-MONTHS ENDED
                                                         SEPTEMBER 30,
                                                    1997              1996
                                                 ----------        ----------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income                                       $ 1,209,133      $ 1,048,522
Adjustment to reconcile net income to net cash
  from operating activities:
    Other loss/(gain)                                                   1,973
    Depreciation and amortization                    101,709           63,869
    Provision for loss on accounts receivable         59,718           43,292
    Change in assets and liabilities:
     Accounts receivable                          (1,293,821)        (865,841)
     Inventories                                    (896,006)        (691,184)
     Prepaid expenses and other current assets       (77,921)          (7,828)
     Other assets                                      6,338          (69,882)
     Deferred income tax assets                      (84,911)         (16,942)
     Accounts payable and accrued liabilities         99,873          475,461
     Accrued income taxes                            (93,116)         229,088
     Other current liabilities                       789,191          429,593
                                                    ---------         -------
NET CASH FROM (USED IN) OPERATING ACTIVITIES        (179,813)         640,121
                                                    ---------         -------
CASH FLOWS FROM INVESTING ACTIVITIES:
    Proceeds from short-term investments             195,042
    Cash paid to reacquire certain distribution
      rights                                         (30,790)
    Property and equipment acquisitions              (41,470)         (52,493)
                                                     --------         --------
NET CASH FROM (USED IN) INVESTING ACTIVITIES         122,782          (52,493)
                                                     -------          --------
CASH FLOWS FROM FINANCING ACTIVITIES:
    Principal payments on debt                                         (5,585)
    Proceeds from issuance of stock                                   134,998
                                                     -------          --------
NET CASH FROM FINANCING ACTIVITIES                                    129,413
                                                     -------          --------

NET INCREASE (DECREASE) IN CASH AND CASH
  EQUIVALENTS                                        (57,031)         717,041

CASH AND CASH EQUIVALENTS AT BEGINNING OF
  PERIOD                                           1,408,729          576,191
                                                 -----------      -----------
CASH AND CASH EQUIVALENTS AT END OF PERIOD       $ 1,351,698      $ 1,293,232
                                                 ===========      ===========
SUPPLEMENTAL DISCLOSURE OF NON-CASH
  FINANCING AND INVESTING ACTIVITIES
   Issuance of stock to reacquire certain
     distribution rights                         $    76,980

    Forgiveness of accounts receivable to
     reacquire certain distribution rights            92,288

    Consideration for amendments made to
     licensing agreement with Stewart's
     Restaurants:
        Common Stock                                 365,625
        Note Payable                                 400,000

        SEE NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

           CABLE CAR BEVERAGE CORPORATION AND SUBSIDIARIES
             UNAUDITED CONSOLIDATED STATEMENT OF CHANGES
                       IN STOCKHOLDERS' EQUITY

                 COMMON STOCK        ADDITIONAL     ACCUMU     TREASURY STOCK
                                      PAID-IN       -LATED
               SHARES      AMOUNT     CAPITAL      DEFICIT   SHARES     AMOUNT
              --------    -------    ---------    --------  --------   -------
Balance,
 December 31,
 1996         8,981,681   $89,817  $9,822,137  $(3,901,273)  76,357  $(28,635)
Stock issued
 to reacquire
 certain
 distribution
 rights          43,000       430      76,550

Stock issued
in
consideration
for amendments
made to licen-
sing agreement
with Stewart's
Restaurants     150,000     1,500     364,125

Net Income                                       1,209,133
              ---------   ------- -----------  ------------  ------  ---------
Balance
 September 30,
 1997         9,174,681   $91,747 $10,262,812  $(2,692,140)  76,357  $(28,635)
              =========   ======= ===========  ============  ======  =========













           SEE NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

           CABLE CAR BEVERAGE CORPORATION AND SUBSIDIARIES
        NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Note 1 - Financial Statements Presentation:
-------------------------------------------
The consolidated interim financial statements of Cable Car Beverage Corporation (the "Company") at September 30, 1997, and for the nine-month and three-month periods ended September 30, 1997, and September 30, 1996 are unaudited. In the opinion of management, all adjustments (consisting of only normal recurring adjustments) necessary to present fairly the consolidated financial position, results of operations and cash flows for all periods presented have been made.

The Company's consolidated interim financial statements include the accounts of its wholly-owned subsidiaries, Old San Francisco Seltzer, Inc. and Fountain Classics, Inc.

Certain information and substantially all footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been omitted. It is suggested that these financial statements be read in conjunction with the fiscal year ended Company's consolidated financial statements, filed in Form 10-K for December 31, 1996. The results of operations for the period ended September 30, 1997 are not necessarily indicative of the operating results for the full year.

Certain reclassifications have been reflected in the prior period financial statements to conform to the current year presentations.

Note 2 - Net Income Per Common Share:
-------------------------------------
Net income per common share was computed under the treasury stock method using the weighted average number of common shares and dilutive common stock equivalent shares outstanding during the period. In February 1997, the FASB issued SFAS No. 128, "Earnings per Share," which is effective for periods ending after December 15, 1997 and requires changes in the computation, presentation and disclosure of earnings per share. Earnings per share for all prior periods must be restated to conform with computation provisions of SFAS No. 128. The adoption of SFAS No. 128 for the year ended December 31, 1997 will not have any impact on the Company's reported financial results.

Note 3 - Inventories:
---------------------
Inventories consisted of:
                                         September 30,       December 31,
                                             1997                1996
                                         -------------       -------------
           Finished Goods                $   1,871,220       $   1,330,990
           Raw Materials                     1,455,682           1,099,906
                                         -------------       -------------
                                         $   3,326,902       $   2,430,896
                                         =============       =============

Note 4 - Merger with Triarc Companies, Inc.
-------------------------------------------

On June 24, 1997 the Company entered into a definitive agreement (the "Merger agreement") with Triarc Companies, Inc. ("Triarc") whereby the Company will become a wholly-owned subsidairy of Triarc. The acquisition is currently expected to close by the end of November 1997 and is subject to approval of the Company's shareholders who are scheduled to vote on a proposal to approve the Merger Agreement on November 25, 1997.
Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Certain statements in the following discussions regarding the Company's future products and business plans, financial results, performance and events are forward-looking statements and are based on current expectations. Actual results may differ materially due to a number of risks and uncertainties.

Current Developments
--------------------
On October 21, the Company announced that a record date of October 23, 1997 has been set for the Special Meeting of Stockholders of the Company to consider and vote upon the approval of the Agreement and Plan of Merger among the Company, Triarc Companies, Inc. and CCB Merger Corporation. The Special Meeting is scheduled to be held in Denver, Colorado on November 25, 1997 (see Part II, Item 5, below).

During the third quarter, the Company recorded the issuance of 150,000 shares of the Company's common stock and $400,000 in a note payable to Stewart's Restaurants, Inc. in consideration for amendments made to its licensing agreements with Stewart's Restaurants, Inc. (see Part II, Item 5, below).

Results of Operations
---------------------
Comparison of the nine-month periods ended September 30, 1997 and September 30, 1996
---------------------------------------------------------------------------

Revenue for the nine-months ended September 30, 1997 was $20,508,767 versus revenue of $14,597,468 for the nine-months ended September 30, 1996. This increase of $5,911,299, or 40%, was primarily due to increased sales of Stewart's brand products.

Cost of goods sold increased by $4,118,501 for the comparative nine-months ended September 30, 1997 and September 30, 1996. As a percentage of sales, cost of goods sold decreased to 71.5% for the nine-months ended September 30,

1997 from 72.3% for the nine-months ended September 30, 1996. The improved gross margin was primarily due to favorable sweetener costs compared with the nine-months ended September 30, 1996.

General and administrative expenses increased by $507,537 for the nine-months ended September 30, 1997 compared to the nine-months ended September 30, 1996. General and administrative costs also increased as a percentage of sales to 6.5% from 5.6% for the nine-months ended September 30, 1997 and 1996, respectively. This increase is primarily the result of $377,674 of expenses related to the proposed merger with Triarc Companies, Inc. (see Part II, Item 5, below). These expenses are non-recurring and are not related to ongoing operations of the Company. Excluding these merger related expenses, general and administrative expenses would have been $951,209 or 4.6% of sales.

Selling and distribution expenses increased $781,267 for the comparative nine-months ended September 30, 1997 from September 30, 1996, primarily due to increased promotional spending on the Stewart's brand products. As a percentage of sales, selling expenses increased for the period to 11% from 10.1% which is primarily the result of these increased promotional expenses.

Pre-tax income rose $487,340, or 28.3%, to $2,211,926 for the nine-months ended September 30, 97 from $1,724,586 for the nine-months ended September 30, 1996. Net income rose $160,611, or 15.3%, to $1,209,133 from $1,048,522 for the comparative periods ending September 30, 1997 and 1996, respectively. Excluding merger related costs, pre-tax income would have risen 50% to $2,589,600 and net income would have increased 51% to $1,586,807 for the nine-month period compared to the prior year period.

Comparison of the three-month periods ended September 30, 1997 and September 30, 1996
----------------------------------------------------------------------------

Revenue for the three-months ended September 30, 1997 was $7,762,071 versus revenue of $5,664,924 for the three-months ended September 30, 1996. This increase of $2,097,147, or 37%, was primarily due to increased sales of Stewart's brand products.

Cost of goods sold increased by $1,458,784 for the comparative three-months ended September 30, 1997 and September 30, 1996. As a percentage of sales, cost of goods sold decreased to 71.4% for the three-months ended September 30, 1997 from 72.1% for the three-months ended September 30, 1996. The improved gross margin was primarily due to favorable sweetener costs compared with the three-months ended September 30, 1996.

General and administrative expenses increased by $82,293 for the three-months ended September 30, 1997 compared to the three-months ended September 30, 1996. General and administrative costs also decreased as a percentage of sales to 5% from 5.4% for the three-months ended September 30, 1997 and 1996, respectively. $64,858 of expenses related to the proposed merger with Triarc Companies, Inc. (see Part II, Item 5, below) were recorded during the third quarter 1997. These expenses are non-recurring and are not related to ongoing operations of the Company. Excluding these merger related expenses, general and administrative expenses would have been $323,652 or 4.2% of sales.

Selling and distribution expenses increased $360,823 for the comparative three-months ended September 30, 1997 from September 30, 1996 and also increased as a percentage of sales from 8.9% to 11.1% for the comparative three-month periods. This increase is primarily the result of higher Stewart's promotional spending.

Pre-tax income rose $181,959, or 24%, to $940,721 for the three-months ended September 30, 1997 from $758,762 for the three-months ended September 30, 1996. Net income increased $71,020, or 16%, to $516,135 from $445,115 for the comparative three-month periods ended September 30, 1997 and 1996, respectively. Excluding merger related costs, pre-tax income would have risen 33% to $1,005,579 and net income would have increased 31% to $580,993 for the three-month period compared to the prior year period.

Because the Triarc merger related expenses are not deductible for tax purposes, the Company's annual effective tax rate for 1997 is expected to be 45% and this effective tax rate is reflected in the provision for the three-months and nine-months ended September 30, 1997.

Liquidity and Capital Resources
-------------------------------
The Company's current ratio at September 30, 1997 was 3.6 as compared to 5.0 at December 31, 1996. Working capital at September 30, 1997 was $5,634,825 as compared to $4,628,636 at December 31, 1996. For the nine-months ended September 30, 1997, cash decreased by $57,031. The principal use of cash during this period was for operating activities. Inventories and accounts receivable increased significantly as a result of increased sales. Net income adjusted for depreciation, amortization and other provisions generated $1,370,560 in cash. Accounts receivable and inventories increased by a total of $2,189,827, and accounts payable and other current liabilities increased $889,064. Investing activities provided cash of $122,782, primarily from proceeds from the sale of short-term investments.

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

Forward-Looking Statements
--------------------------
Certain statements in this Quarterly Report on Form 10-Q that are not historical facts constitute "forward-looking statements" within the meaning of the Private securities Litigation Reform Act of 1995. Such forward-looking statements involve risks, uncertainties and other factors which may cause the actual results, performance or achievements of the Company and its subsidairies to be materially different from any future results, performance or achievements express or implied by such forward-looking statements.
Such factors include, but are not limited to general economic and business conditions; the costs of raw materials, the ability of the Company to maintain margins; continued or new relationships with distributors and brand support, changes in consumer preferences; government regulations and other factors. The Company undertakes no obligation to revise any forward-looking statements in order to reflect events or circumstances that may arise after the date of this report.


PART II - OTHER INFORMATION


Item 5.  Other Information

Merger Agreement - Triarc Companies, Inc.
-----------------------------------------
On June 24, 1997 the Company entered into a definitive agreement with Triarc Companies, Inc. ("Triarc") (NYSE:TRY) whereby the Company agreed to be merged with a wholly-owned subsidiary of Triarc (the "Merger Agreement"). Approval of the Merger Agreement and the proposed merger (the "Merger") requires the affirmative vote of a majority of the outstanding shares of the Company's common stock.

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

Triarc is a holding company which, through its subsidiaries, is engaged in the following businesses: beverages, restaurants, dyes and specialty chemicals and liquefied petroleum gas. The beverage operations are conducted by the Triarc Beverage Group through Royal Crown Company, Inc., Mistic Brands, Inc. and, since its acquisition on May 22, 1997, Snapple Beverage Corp. The restaurant operations are conducted by the Triarc Restaurant Group through Arby's, Inc. The dyes and specialty chemical operations are conducted through C.H. Patrick & Co., Inc., and the liquefied petroleum gas operations are conducted through National Propane Corporation, the managing general partner of National Propane Partners, L.P., and its operating subsidiary partnership, National Propane, L.P.

On October 24, 1997, the Company's Proxy Statement and Triarc's Prospectus was sent to the Company's stockholders of record noticing a special meeting of stockholders on November 25, 1997 to vote upon the approval of the Agreement and Plan of Merger.

Stockholders Agreement
----------------------
As a condition to its entering into the Merger Agreement, Triarc required Samuel M. Simpson, the President and Chief Executive Officer of the Company, Susan L. Neff, Mr. Simpson's wife, William H. Rutter, a director of the Company, and Susan L. Fralick, Mr. Rutter's wife (collectively, the
"Subject Stockholders"), to enter into a Stockholders Agreement, as amended (the "Stockholders Agreement"). The Subject Stockholders own an aggregate of 1,766,409 shares of the Company's Common Stock, or approximately 19.7% of the shares of the Company's Common Stock, which are subject to the terms of the Stockholders Agreement (such amount does not include 12,200 shares owned by them but not subject to the Stockholders Agreement).
Each Subject Stockholder has agreed that at any meeting of the holders of the Company's Common Stock, he or she will, until the effective time or the termination of the Merger Agreement, vote or cause to be voted such Cable
Car Common Stock and any of the Company's Common Stock acquired by them after the date of the Stockholders Agreement in favor of approval of the Merger Agreement and the merger and against certain other actions. Moreover, each Subject Stockholder has also granted Triarc an irrevocable proxy to vote his or her shares of stock as specified above in the event that such Subject Stockholder fails to so vote his or her stock in the agreed upon manner.

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

Agreements with Stewart's
-------------------------
On June 24, 1997 and further amended on August 11, 1997, the Company entered into agreements with Stewart's Restaurants, Inc. ("Stewart's Restaurants") amending and modifying its licensing agreements with Stewart's Restaurants (the "Stewart's Master Agreement" and the "Stewart's Fountain Agreement"). Among other things, these amendments (i) gave the Company ownership of the formulas for and manufacturing rights to concentrates used to make Stewart's soft drinks; (ii) provide that the Company is permitted to use the Stewart's trademark on any other product of any type; and (iii) granted to the Company the perpetual exclusive worldwide license to manufacture, distribute and sell post-mix syrups and premixes for Stewart's beverages (fountain-type beverages) thoughout the world, subject to certain rights retained by Stewart's Restaurants. As consideration for these amendments, the Company agreed to issue to Stewart's Restaurants an aggregate of 150,000 shares of the Company's Common Stock and to pay Stewart's Restaurants $400,000 in cash, of which $250,000 is payable on March 31, 1998 and $150,000 is payable on March 31, 1999.

Item 6.  Exhibits and Reports on Form 8-K

 (a)    Exhibits

    (2)-1    Agreement and Plan of Merger - Triarc Companies, Inc.***
    3 (i)    Certificate of Incorporation*
    3 (ii)   Certificate of Amendment (Changing Name)**
    3 (iii)  By-Laws*
    (10)-V   Agreement - Stewart's Restaurants, Inc.***
    (10)-W   Agreement - Stewart's Restaurants, Inc.***
    (10)-X   Stockholders Agreement - Samuel M. Simpson and William H.
             Rutter***

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

    The Registrant filed a Report on Form 8-K on August 21, 1997 relating to amendments to agreements with Stewart's Restaurants, Inc.

                              SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, hereunto duly authorized.


(Registrant)                        CABLE CAR BEVERAGE CORPORATION

BY)Signature)                       /s/Samuel M. Simpson
(Date)                              November 10, 1997
(Name and Title)                    Samuel M. Simpson
                                    President

BY(Signature)                       /s/Myron D. Stadler
(Name and Title)                    Myron D. Stadler
                                    Chief Accounting Officer